Form 10QSB
period 2005-09-30
Mosaic Nutraceuticals Corp.
filed 2005-11-14
CIK 1332832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-51434

MOSAIC NUTRACEUTICALS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0462298
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4100 Spring Valley Road, Suite 200, Dallas, Texas 75244

(Address of principal executive offices)

(214) 866-0045

(Issuer’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  54,363,306 shares of Common Stock, par value $.001 per share, issued and outstanding on October 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I
FINANCIAL INFORMATION

Item 1.           Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.

(FKA MOSAIC NUTRICEUTICALS, CORP.)

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,981	$2,519
Inventory	167,543	23,596
Prepaid expenses	285,917	0
Total current assets	$460,441	$26,115

OTHER ASSETS
Deposits	$2,889	$—
Fixed assets, net	36,218	—
Intangible assets, net	22,000	26,500

Total assets	$521,548	$52,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,139	$18,273
Notes payable	19,876	19,876
Total current liabilities	$109,015	$38,149

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding
Common stock subscribed, 33,334 shares at December 31, 2004 and 0 shares at September 30, 2005:	$—	$20,000
Common stock: $0.001 par value; authorized 100,000,000 shares; issued and outstanding: 32,062,500 shares at December 31, 2003; 50,244,800 shares at December 31, 2004 and 53,907,455 September 30, 2005:	53,907	50,245
Common stock subscribed	157,500	—
Additional paid in capital	1,771,194	486,927
Accumulated deficit during development stage	(1,570,068)	(542,706)

Total stockholders’ equity	$412,533	$14,466

Total liabilities and stockholders’ equity	$521,548	$52,615

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.

(FKA MOSAIC NUTRICEUTICALS, CORP.)

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

					Aug 8, 1990
	Three months ended		Nine months ended		(inception) to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
	(unaudited)		(unaudited)		(unaudited)

Revenues	$5,290	$—	$5,992	$—	$5,992

Cost of revenue	1,608	—	1,729	—	1,729

Gross profit	$3,682	$—	$4,263	$—	$4,263

General, selling and administrative expenses
Operating expenses	$764,523	$444,223	$1,023,461	445,082	$1,505,945
Depreciation and amortization	3,061	—	6,956	—	10,456
Operating loss	(763,902)	$(444,223)	$(1,026,154)	$(445,082)	$(1,512,138)

Nonoperating income (expense)	(400)	—	(1,208)	—	(1,853)

Net loss	$(764,302)	$(444,223)	$(1,027,362)	$(445,082)	$(1,513,991)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$0.00

Weighted Average number of shares of common stock outstanding	53,299,935	49,684,756	52,301,417	40,268,236

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.

(FKA MOSAIC NUTRICEUTICALS, CORP.)

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, December 31, 2003 May 24, 2004, forward stock split 25:1	32,062,500	$32,063	$0	$0	$(32,063)	$0
Recapitalization of common stock stock in connection with merger ePublishedBooks.com	5,949,300	5,949	24,205		(29,563)	591
Issuance of 11,000,000 shares pursuant to merger agreement	11,000,000	11,000				11,000
Issuance of 1,000,000 to board member upon joining board of directors	1,000,000	1,000				1,000
Contribution of capital			268			268
Issuance of warrants for distribution rights			432,387			432,387
Issuance of 233,000 shares for debt	233,000	233	30,067			30,300
Stock subscribed				20,000		20,000
Net loss, December 31, 2004					(481,080)	(48,693)

Balance, December 31, 2004	50,244,800	$50,245	$486,927	$20,000	$(542,706)	$14,466
Issue subscribed stock	33,334	33	19,967	(20,000)
Stock subscribed	333,334	333	49,667			50,000
Stock subscribed in settlement of accounts payable	119,520	120	17,809			17,929
Stock issued for services	1,000,000	1,000	499,000			500,000
Stock issued	2,000,000	2,000	498,000			500,000
Stock issued for advertising services	176,457	176	199,824			200,000
Stock issued for director fees				157,500		157,500

Net loss, September 30, 2005					(1,027,362)	(1,027,362)

Balance, September 30, 2005	53,907,445	$53,907	$1,771,194	$157,500	$(1,570,068)	$412,533

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.

(FKA MOSAIC NUTRICEUTICALS, CORP.)

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			Aug. 8, 1990
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(1,027,362)	$(445,082)	$(1,513,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,956	—	10,456
Stock based expenses	700,000	432,387	632,387
Stock based compensation	—	12,000	13,000
Interest expense paid by stock	—	—	300
Changes in assets and liabilities
Increase in inventory	(143,947)	(7,766)	(167,542)
Increase in prepaid expenses	(128,417)	—	(388,043)
Increase in deposits	(2,889)	—	(2,889)
Increase in accounts payable and accrued liabilities	88,795	—	89,139
Net cash used in operating activities	$(506,864)	$(8,461)	$(1,273,634)

Cash Flows From Investing Activities
Purchase of fixed assets	$(38,674)	$—	$(38,674)
Purchase of intangible asset	—	—	(30,000)
Acquisitions, net of cash acquired	—	—	591
Net cash used in investing activities	$(38,674)	$—	$(65,610)

Cash Flows From Financing Activities
Issuance of common stock	$550,000	$—	$573,525
Proceeds from notes payable	—	—	49,876
Contribution of capital	—	—	1,293
Net cash provided by financing activities	$550,000	$—	$624,694

Net increase in cash	$4,462	$(8,461)	$6,981
Cash, beginning of period	$2,519	$—	$—

Cash, end of period	$6,981	$(8,461)	$6,981

Supplemental Information and Non-monetary Transactions:

Interest paid	$742	$—	$742
Taxes paid	$—	$—	$—

Stock issued in settlement of accounts payable, 119,520 shares	$17,929	$—	$17,929
Warrants issued for distribution services	$—	$—	$432,387
Stock issued for advertising services, 1,000,000 shares at $0.50	$700,000	$—	$700,000
Stock issued for debt 233,000 shares at $0.13	$—	$—	$30,300
Stock subscribed for prepaid director fees	$157,500	$—	$157,500

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.

(FKA MOSAIC NUTRICEUTICALS, CORP.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1.                        Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10SB for the period ended September 30, 2005 of Mosaic Nutraceuticals, Corp.  (the “Company”).

The interim financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of Mosaic Nutraceuticals, Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations, stockholders’ deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Nature of business:

Mosaic Nutraceuticals, Corp. (fka Mosaic Nutriceuticals, Corp.) (“Company”) was organized August 8, 1990 under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.  On February 15, 2005, the Certificate of Amendment was accepted by the Secretary of State changing the name of the Company from Mosaic Nutriceuticals, Corp. to Mosaic Nutraceuticals, Corp.

The Company owns development and marketing rights for various nutriceutical chew products.  The Company is in the process of bringing this new line of health products to market.  As of the date of this report, full operations and revenue production had not begun.  A few test transactions were accepted through its internet site.

The Company was organized on August 8, 1990 under the laws of the State of Nevada, as Hot Spot Tours, Inc.  On July 29, 1995, the Company changed its name from Hot Spot Tours, Inc. to Westchester Group, Inc.  The Company ceased operations in January 1993.

ePublishedBooks.com was organized on March 14, 2000 under the laws of the State of Nevada.  With its limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” it was considered a Development Stage Enterprise.

ePubishedBooks.com was established to build an internet presence to offer an outlet for new authors to publish their literary work electronically.

Merger between Westchester Group, Inc. and ePublishedBooks.com

On May 24, 2004, the State of Nevada approved the Amendment and Plan of Reorganization and Merger of Westchester Group, Inc. (“Westchester”), a Nevada corporation, into ePublishedBooks.com (“ePub”), a Nevada Corporation.  This plan was effective with the filing of the document with the State of Nevada on May 24, 2004.  Through the agreement, each outstanding share of Westchester was automatically converted to one share of ePub.  In addition, ePub agreed to issue 11,000,000 shares of restricted stock to Westchester directors as part of the merger.  The transaction results in 49,011,800 shares of ePub.  ePub assumed all liabilities and obligations of Westchester.

Based on the terms of the merger agreement, through Rule 12g-3(a) of the general rules and regulations of the Securities Exchange Act of 1934, as amended, ePub became the surviving entity for reporting purposes to the Securities and Exchange Commission.

The transaction is accounted for as a reverse acquisition with Westchester Group, Inc. the surviving registrant.  As a result, Westchester Group, Inc.’s former stockholders exercised control over ePub. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, Westchester Group, Inc. as been treated as the accounting acquirer and, accordingly, is presented as the continuing entity.  The historical financial statements are those of Westchester Group, Inc.  ePublishedBooks.com changed its name to Mosaic Nutraceuticals, Corp. (fka Mosaic Nutriceuticals, Corp.), which is the legal entity going forward and is referred to hereafter as the “Company.”

A summary of the Company’s significant accounting policies is as follows:

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt about its ability to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern.  Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company’s financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

Note 2.                      Stockholders’ Equity

Common stock

The authorized stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.001 and 100,000,000 shares of common stock with par value of $0.001.

On March 9, 2005, the Company subscribed 333,334 shares of restricted stock in consideration of $50,000.  The Company also converted $17,929 in accounts payable to 119,520 shares.  The 452,854 shares were issued in May 2005.

The Company issued 1,000,000 shares on April 14, 2005 in accordance with the agreement as outlined in Note 4.  The Company issued 2,000,000 shares on April 26, 2005 in consideration of $500,000.

On September 23, 2005, the Board of Directors authorized the payment of 450,000 restricted shares to a director for services.  The shares were issued on October 25, 2005.  If the event the director ceases to be a director of the Company prior to January 1, 2006, he shall forfeit and surrender all 450,000 shares of stock, retaining none; if he ceases to be a director of the Company prior to January 1, 2007, he shall forfeit and surrender 300,000 shares of stock, retaining 150,000; and if he ceases to be a director of the Company prior to January 1, 2008, he shall forfeit and surrender 150,000 shares of stock, retaining 300,000.  If the director remains a director through January 1, 2008, all shares so granted shall become permanently vested and non-forfeitable.  The Company valued the restricted shares at $157,500.  The unvested shares are recorded at a prepaid expense of $157,500 at September 30, 2005.

The Company entered into an International Distributor Agreement (“IDA”) with AHB Trading Limited, S.A. September 13, 2004.  The IDA authorizes four warrants; 1) 1,000,000 shares exercisable at $0.60 per share, 2) 1,000,000 shares exercisable at $1.00 per share, 3) 1,000,000 shares exercisable at $1.40 per share, and 4) 500,000 shares exercisable at $2.00 per share.  The warrants are exercisable through September 13, 2009.  Additional warrants shall be issued at the conclusion of every three months during the term of the agreement (“Quarter”) for an amount equal to 5% of the gross sales proceeds purchased by the distributor.  Exercise price on these warrants will be the greater of the closing price on the last day of the quarter or the average closing price for the last ten trading days of the quarter.  As of the report date, the four warrants were issued at 500,000 shares each at the above mentioned exercisable prices.

The Company has also entered into distribution agreements where warrants are based on sales to the distributor.  Sales to distributors had not commenced and no warrants have been issued on these agreements.

As of the report date, the warrants have not been exercised.

The Company has authorized 5,000,000 shares of preferred stock at a par value of $0.001.  No shares are issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Note 3.                        Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The federal operating loss carry forward will expire between 2005 and 2025.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.                      Commitments and Contingencies

Memorandum of Understanding with Global Media Fund

On April 8, 2005, the Company entered into a marketing agreement with the Global Media Fund, LLC (GMF).  Under the terms of the agreement, GMF will provide the Company with future marketing (Media Due Bill) totaling $1,000,000, inconsideration for the following:

1.               Issuance of 1,000,000 shares to be valued at $500,000.

2.               Issuance of shares for the remaining $500,000, $50,000 of restricted stock will be issued each month for 10 consecutive months, valued at 90% of the arithmetic average closing price for the ten (10) trading days preceding the issuance date.  The company expects issuances to begin in August 2005.

The Company issued 1,000,000 shares on April 14, 2005 in accordance with this agreement which will be recorded as a prepaid expense.  This will be expensed as such marketing services are rendered.

In accordance with the agreement, 176,457 shares of common stock were issued for the first 4 installments for a total of $200,000 in advertising.  Through September 30, 2005, the Company received $580,722 value in advertising placements.  The Company had prepaid advertising expenses of $119,278 and $0 at September 30, 2005 and December 31, 2004, respectively.

The Company is engaged in a non-cancelable operating lease for a sales office.  Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,889 with an expiration date through May 2010.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2005	$8,667
2006	34,668
2007	34,668
2008	34,668
2009 and thereafter	49,113

Total future minimum lease commitments	$161,784

Through September 30, 2005 and 2004, the Company had lease expense of $11,556 and $0, respectively.

Item 2.                       Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENT WARNING

This Form 10-QSB contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we desire to take advantage of the “safe harbor” provisions in the Securities Act and the Exchange Act. Accordingly, we are including this statement so that we are covered by the protection available under the safe harbor provisions with respect to all of the forward-looking statements in this Form 10-QSB. The forward-looking statements in this Form 10-QSB reflect our current views with respect to possible future events and financial performance. You should consider any statements made in this Form 10-QSB that are not statements of historical fact to be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.”  We believe that the expectations reflected in such forward-looking statements are accurate as of the date of this Form 10-QSB.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, economic and regulatory changes, inability to achieve significant revenues and/or financial resources, our history of losses, and significant increase in competition. You should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise forward-looking statements herein to reflect events or circumstances that may arise after the date of this Form 10-QSB.

Plan of Operation

The Company has obtained a media credit for one million dollars ($1,000,000) in prepaid advertising and is using the advertising to generate interest and traffic to the Mosaic website. The print ads started in August 2005 and radio ads started in July 2005. The first ads addressed Joint2Life and 24/7 Instant Relief. The July/August 2005 ads addressed Lipotrene and the benefits of Policosanol. The Company has also run new ads on the Premium Noni Chews, Joint 2 Life Chews, and the LeanLicious Chews. The Company will run ads on the VitalHealth products available in the fall. This includes Premium Vitamin C, Premium Multivitamin and Premium Creatine. The ads will be run in at least 25 newspapers each month for six months.

We anticipate that the Company will require approximately $844,213 to sustain operations through December 2006. The foregoing estimate takes into consideration estimated costs relating to anticipated internet services, payroll, administrative expenses, advertising, freight, legal services, accounting services, insurance, samples and promotion, equipment and office supplies.

Internet traffic to the Mosaic website has not generated and is not currently expected to generate the revenue necessary to sustain the operations of the Company through December 2006. We believe that sales fell short of projections as a result of problems with our website. The Company received numerous telephone and e-mail communications from potential customers reporting difficulties with the website. As a result, we have spent a large amount of time testing and correcting the reported problems and identifying and preventing potential problems that could result in a future loss of sales.  We believe that the website is now stable and expect to see an increase in sales as a result.

The Company is also pursuing purchase orders from retailers and export accounts to generate revenue necessary to sustain operations.  In November we received the first purchase order under our International Distributor Agreement with AHB Trading Limited, S.A., our distributor in Mexico, Central America and South America.

Though the Company believes it will eventually be able to generate purchase orders and internet sales sufficient to sustain operations, it will be forced to pursue loans, capital infusions from private sale of common stock, deferment of compensation to certain officers, or some combination thereof until such time. There can be no assurance that the Company will be successful in obtaining loans, equity financing or deferments of compensation upon favorable terms. The Company also anticipates funding additional advertising with Global Media Fund through exchange of its restricted common stock for additional media credit.

The Company intends to raise money through private placement sale of its restricted common stock during the next twelve months. This will be done to sustain operations until the company begins to generate sufficient revenue from internet sales and purchase orders from retailers and export accounts.  The Company will attempt to raise $500,000 to $2,000,000.

In addition, the Company intends to set up an advisory board made up of medical and related experts in the food supplement area. The Company has preliminary and informal arrangements with its primary manufacturer to produce any large orders from major retailers in the event that we receive such purchase orders.  No significant changes in the number of employees of the Company are planned.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3.                     Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on November 10, 2005, our President and Chief Executive Officer, Charles Townsend (the “CEO”) acting as both our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and concluded that, as of September 30, 2005, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these procedures. The CEO determined that our disclosure controls and procedures are effective.

There have been no material changes during the third quarter of 2005 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.

The Securities and Exchange Commission (the “Commission”) temporarily suspended trading in the securities of the Company from February 2, 2005 through February 15, 2005, based on concerns about the accuracy and adequacy of publicly disseminated information regarding, among other things, Mosaic’s financial condition and its ability to fund advertising campaigns in support of its products. The Commission has also expressed concern that Mosaic and/or certain of its shareholders may have unjustifiably relied on Rule 144(k) of the Securities Act of 1933 (“Securities Act”) in conducting an unlawful distribution of its securities that failed to comply with the resale restrictions of Rules 144 and 145 of the Securities Act. The Commission is currently conducting an investigation regarding the foregoing concerns.

We are not a party to any other material pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority. Furthermore, we are not aware of any other legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

The following discussion outlines all securities sold by us for cash or services rendered during the third quarter of 2005. All of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) and/or Regulation D under the Securities Act to a limited number of persons and without a view toward distribution.

On April 8, 2005 the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund,

LLC. The MOU provides for issuance of restricted common stock to Global Media Fund, LLC valued at $500,000, to be issued in ten (10) consecutive monthly installments, beginning on June 30, 2005. Each of the ten installments are to be the number of shares of common stock equaling a “market value” of $50,000 determined as of the month of the installment.  “Market value” is to be calculated as 90% of the average closing price of the common stock for tens days immediately preceding the stock issuance date. On July 15, 2005 the Company issued 40,880 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 pursuant to the terms of its MOU dated April 8, 2005.

On July 30, 2005 the Company issued 33,079 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 pursuant to the terms of the MOU.

On August 1, 2005 the Company issued 50,186 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 pursuant to the terms of its MOU dated April 8, 2005.

On September 23, 2005 the board of directors of the Company granted 450,000 shares of restricted common stock to Charles E. Lowe valued at $50,000 for serving on the board of directors of the Company.

Item 4.                     Submission of Matters to a Vote of Security Holders.

A special meeting (the “Special Meeting”) of the shareholders of the Company was held on September 23, 2005, at 10:00 a.m., CST. The purposes of the meeting were to: (1) elect three directors; (2) to ratify, affirm and approve all prior acts and transactions which have been performed and/or entered into for or on behalf of the Company by the directors and officers of the Company; and (3) to remove Rounsevelle Schaum from the board of directors.

Of the 53,855,133 shares of Common Stock of the Company entitled to vote, 31,697,239 shares were represented in person or by proxy at the Special Meeting, which is more than the 26,927,567 shares (50% of all issued and outstanding shares) required to constitute a quorum. Accordingly, the following matters were submitted to a vote.

1. The election of three Directors was put to a vote and the results were as follows:

NOMINEES	FOR	WITHHELD
Charles Townsend	31,697,239	0
John Castleberry	31,697,239	0
Charles Lowe	31,697,239	0

Accordingly, Charles Townsend, John Castleberry and Charles Lowe were elected to comprise the board of directors of the Company.

2.  The proposal to ratify, affirm and approve all prior acts and transactions which have been performed and/or entered into for or on behalf of the Company by the directors and officers of the Company was put to a vote and the results were as follows:

FOR	AGAINST
31,697,239	0
31,697,239	0
31,697,239	0

Accordingly, all prior actions taken by the Board of Directors and Officers of the Corporation were confirmed, ratified and approved.

3.  The proposal to remove Rounsevelle Schaum from the board of directors was put to a vote and the result was as follows:

FOR	AGAINST
31,697,239	0
31,697,239	0
31,697,239	0

Accordingly, the common stockholders authorized the removal of Rounsevelle Schaum from the board of directors.

Item 5.                       Other Information.

Amendment to Bylaws

On September 23, 2005, a special meeting of the board of directors of Mosaic Nutraceuticals Corp. (the “Company”) was held at the principal office of the Company. At the special meeting of the board of directors, the board unanimously resolved to amend Article II, Section 7 of the Bylaws of the Corporation.

Prior to the amendment, Article II, Section 7 read:

“The Directors shall be allowed and paid all necessary expenses incurred in attending any meeting of the Board, but shall not receive any compensation for their services as Directors until such time as the company is able to declare and pay dividends on its capital stock.”

As amended, Article II, Section 7 now reads:

“The Directors shall be allowed and paid all necessary expenses incurred in attending any meeting of the Board.”

The amendment took effect on September 23, 2005, the date of the resolution.

Departure of Director; Election of Directors.

On September 23, 2005, a special shareholders meeting of Mosaic Nutraceuticals Corp. (the Company”) was held for the purpose of electing a new Board of Directors.  At the special shareholders meeting, the following actions were taken by resolution adopted by the shareholders:

Charles Townsend, John Castleberry and Charles E. Lowe were elected to serve as Directors of the Company; and

Rounsevelle W. Schaum was removed as a Director of the Company and as Chairman of the Board.

Item 6.                       Exhibits and Reports on Form 8-K.

Exhibit No.	Description of Document

3(ii)	Amended and Restated Bylaws of Mosaic Nutraceuticals Corp. effective as of September 23, 2005*

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	November 14, 2005	MOSAIC NUTRACEUTICALS CORP.
(Registrant)

		BY:	/s/ CHARLES TOWNSEND
CHARLES TOWNSEND
PRESIDENT AND CHIEF EXECUTIVE OFFICER