Form 10KSB
period 2005-12-31
Mosaic Nutraceuticals Corp.
filed 2006-04-17
CIK 1332832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 0-51434

MOSAIC NUTRACEUTICALS CORP.
(Name of small business issuer in its charter)

Nevada	88-0462298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Spring Valley Road, Suite 200, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number        (214) 866-0045

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

___________________________________________	___________________________________________

___________________________________________	___________________________________________

Securities to be registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Preferred Stock, par value $.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No [X]

State issuer’s revenues for its most recent fiscal year. $10,046.78

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the common equity held by non-affiliates is $9,626,986.38 which was computed with reference to the closing price of $0.22 per share quoted by Pink Sheets as of April 12, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,209,029 shares of Common Stock, par value $.001 per share, issued and outstanding on April 12, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

Item 1.   Description of Business

Business Development

Mosaic Nutraceuticals Corp. (hereinafter called the “Company” or “Mosaic”) was organized on August 8, 1990 under the laws of the State of Nevada, as Hot Spot Tours, Inc. (“Hot Spot”). Hot Spot ceased operations in January 1993. On July 29, 1995, Hot Spot changed its name to Westchester Group, Inc. (hereinafter “Westchester”). Westchester merged into ePublishedbooks.com (hereinafter “ePub”) on May 24, 2004 and ePub’s Articles of Incorporation were amended to change the name of the surviving entity to “Mosaic Nutriceuticals Corp.” On March 14, 2000 ePub was chartered as a corporation under the laws of the State of Nevada, and registered an offering of its securities with the Nevada Department of Securities, which were sold pursuant to that registration statement and Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. On February 15, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation to change the spelling of its name from “Mosaic Nutriceuticals Corp.” to “Mosaic Nutraceuticals Corp.”

Neither the Company nor any of its predecessor entities have ever filed for bankruptcy protection, receivership or any similar proceedings.

Business of Issuer

Principal Products and Services

Mosaic distributes a line of dietary supplement nutraceutical products focused on categories including osteoarthritis and associated pain, low-carbohydrate functional foods, cholesterol health, weight loss/appetite suppression, anti-aging and general wellness. Mosaic currently has trademark rights with respect to Joint-2-Life capsules, 24/7 Instant Pain Relief topical rub, and Lipotrene chews. Mosaic currently offers Premium Noni chew products and its VitalHealth product line which includes Premium Calcium with vitamins D & K, Premium Vitamin C, Premium Multivitamin and LeanLicious chews. We are also in the process of releasing a new addition to its VitalHealth product line, Premium Creatine chews. Most VitalHealth products are available in a soft candy chew that allows the active ingredients to be absorbed through the lining of the mouth as the candy dissolves.

In addition to the above-mentioned products, Mosaic is also in the process of releasing three other new products: daily enhancement capsules for women, daily enhancement capsules for men and a stimulant gel for women.

Joint-2-Life capsules combine glucosamine with an ingredient called Celedrin. Though we have no exclusive rights to the Celedrin ingredient, we have obtained trademark rights to the Joint-2-Life product mark. The Joint-2-Life combination of Celadrin and glucosamine is believed to provide joint cushioning, alleviate inflammation, accelerate the rebuilding/building of damaged cartilage and help restore the entire joint area. Experiments suggest glucosamine may stimulate cartilage matrix formation, reduce enzymatic digestion of cartilage components and provide an anti-inflammatory effect. See Borek, Ph.D., Camia. Glucosamine Sulfate Treats Osteoarthritis. Nutrition Science News, July 2000, citing Gonarthrosis: current aspects of therapy with glucosamine sulfate (dona200-S). Forschr Med Suppl. 1998; 183:1-12. Furthermore, a review of clinical and veterinary studies has shown that high doses of supplemental glucosamine sulfate may aid in repairing damaged cartilage. See Borek, id. citing McCarty MF. Enhanced synovial production of hyaluronic acid may explain rapid clinical response to high-dose glucosamine in osteoarthritis. Medical Hypotheses 1998; 50,507-10.

24/7 Instant Pain Relief (formerly known as Celeprix) is a topical rub that is believed to reduce pain, reverse osteoarthritis, accelerate recovery and relieve pain. 24/7 Instant Pain Relief is available without a prescription. 24/7 Instant Pain Relief combines boswellia extract with Celadrin.  An investigation conducted at the University of Connecticut showed that treatment with a topical Celadrin cream may be effective for reducing pain and improving functional performance in individuals with osteoarthritis of the knee. See Kramer WJ, et al. A cetylated fatty acic topical cream with menthol reduces pain and improves functional performance in individuals with arthritis. J Strength Cond Res. 2005 May; 19(2):475-80. Studies conducted at Indira Gandhi Medical College, Nagpur, India have suggested that boswellia extract possesses good anti-inflammatory activity and improved knee pain in certain osteoarthritis patients. See Kimmatkar N, et al., Efficacy and tolerability of Boswellia serrata extract in treatment of osteoarthritis of knee - a randomized double blind placebo controlled trial. Phytomedicine 2003 Jan; 10(1):3-7.

Lipotrene is a sugar free candy chew containing Policosanol, a dietary supplement that studies have shown may reduce LDL (“bad”) cholesterol and appears to raise HDL (“good”) cholesterol. See Gouni-Berthold I, Berthold HK. Policosanol: clinical pharmacology and therapeutic significance of a new lipid-lowering agent. Am Heart J. 2002; 143:356-365.

Mosaic Nutraceuticals has also developed a 500mg soft candy chew that delivers the nutritional benefits of Noni, (Morinda Citrifolia). In recent years, scientific studies have been conducted to observe, delineate and quantify the benefits of Noni as a dietary supplement including vascular health, cancer palliative and smoking addiction treatment. See McClatchey W. From Polynesian healers to health food stores: Changing perspectives of Morinda citrifolia (Rubiaceae). Integr Cancer Ther. 2002 Jun; 1(2):110-20; discussion 120; Allen DD, et al. Active transport of high-affinity choline and nicotine analogs into the central nervous system by the blood-brain barrier choline transporter. J Pharmaco Exp Ther. 2—3 Mar;3-4(3):1268-74; Wang MY, Su C. Cancer preventative effect of Morinda citrifolia (Noni). Ann N Y Acad Sci. 2001 Dec; 952:161-8.

In addition, Mosaic’s VitalHealth products include Premium Calcium with vitamins D & K, Premium Vitamin C, Premium Multivitamin, and Premium Creatine. Creatine is an amino acid that comes from two sources, dietary (animal flesh) and/or internally manufactured. Some studies suggest that creatine supplementation increases lean body mass. See Kreider, R, et al., Effects of creatine supplementation on body composition, strength and sprint performance. Medicine & Science in Sports & Exercise, 30, 73-82; see also Vandenberghe, K. et al. Long-term creatine intake is beneficial to muscle performance during resistance training. Journal of Applied Physiology, 83, 2055-2063. Creatine is popular with athletes and body builders in the United States. A study conducted by Caroline Rae of the University of Sydney suggests that creatine may also aid memory and cognition. See Harder, Ben. “Brawny Brains: Creatine pills may aid memory and cognition.” Science News, Aug. 16, 2003; Vol. 164, No. 7, p.101. Premium Calcium is a low carbohydrate, sugar free soft candy chew that is enriched with 500 mg of Calcium along with Vitamin D & K and fulvic acid to enhance absorption.

Development of our LeanLicious product was completed in May 2005. The active ingredient in LeanLicious is Hoodia Gordonii, which is believed to act as an appetite suppressant. See MacLean DB, Luo LG. Increased ATP content/production in the hypothalamus may be a signal for energy-sensing of satiety: studies of the anorectic mechanism of a plant steroidal glycoside. Brain Research, September 10, 2004;1020(1-2):1-11. Mosaic is currently also planning to produce a new variation of its LeanLicious product with Green Tea added to the Hoodia Gordonii formulation. We expect that the newly formulated LeanLicious product will eventually be available in both capsule and soft chew format and will be marketed as Leanlicious Extreme.

Mosaic utilizes third party consultants and manufacturers in recipe development and production. Initially, all manufacturing of Mosaic chew products was outsourced through LifeSmart Nutrition, Inc. Mosaic filed breach of contract claims against LifeSmart Nutrition Inc. in January of 2006 and has since discontinued its relationship with the manufacturer. Mosaic is currently in negotiations with two other manufacturers to arrange for production of its chew products. Manufacturing of Joint-2-Life capsules and 24/7 Instant Pain Relief products is currently outsourced through Sun Research Inc. Other than trademark protection discussed below, Mosaic has not yet obtained protection for any interest it may have in the recipes for its products.

Distribution Methods

Mosaic focuses its sales and marketing efforts in Internet sales, wholesale to pharmaceutical store chains, discount retailers and export firms.

Internet sales are distributed through a third party fulfillment center operated by BJC Marketing. Mosaic executed a one year Service Agreement with BJC Marketing on June 23, 2005 which sets forth the details of our inventory management, order fulfillment and distribution services arrangement. The Service Agreement is for a term of one year but may be terminated by either party upon 30 days written notice. The Service Agreement obligates BJC Marketing to receive and manage inventory, maintain records on inventory, receive orders, and process orders within 48 hours of receipt. Mosaic is obligated to provide certain equipment to BJC Marketing and shall pay BJC Marketing set amounts based upon numbers of orders received and fulfilled per month. The amounts payable to BJC Marketing for services under the Service Agreement range from $2.65 to $2.95 per order. Inventory management is achieved through a SQL Server engine that drives sales trend analysis to guide product procurement and account for lead times of raw ingredients so there is no lack of supply of product and also takes care of analyzing credit card sales to reduce and even prevent most fraudulent orders.

Mosaic executed an International Marketing Agreement with C&H Marketing, Inc. (“C&H Marketing”) of Las Vegas, Nevada on July 12, 2004. C&H Marketing is in the process of developing and increasing awareness of the Mosaic product line with distributors throughout the country and internationally as well. The International Marketing Agreement provides that Mosaic shall pay C&H Marketing a 10% cash fee on product sales to retailers and provides for warrants to be issued quarterly, which shall be exercisable over seven years, in an amount equal to warrants for the purchase of 10,000 shares for each $100,000 in sales to retailers. The warrants shall be issued at the greater of the weighted average market stock price for the quarter or the closing stock trade on the final day of the trading quarter. The initial term of the International Marketing Agreement is stated to be seven years, and it automatically renews for four subsequent one year terms unless cancelled by the parties. Notwithstanding the stated term of the agreement, either Mosaic or C&H Marketing may terminate the agreement upon 30 days notice, without cause.  C&H Marketing has introduced and facilitated sub-distribution contracts between Mosaic and two separate distributors, Munning Trading Co. and AHB Trading Limited, S.A. As a result of the C&H Marketing arrangement, product samples have been sent to distributors in Kuwait, Sweden, South Korea, Japan and China. Large purchases by pharmaceutical store chains and discount retailers established through C&H Marketing will be handled by the Company and arrangements will be made by Mosaic for product to be shipped directly to the retailers’ central distribution warehouse from the manufacturer’s location.

As a result of its arrangement with C&H Marketing, Mosaic has entered into a three-year agreement with Munning Trading Co. (“Munning”) of San Francisco, California granting exclusive marketing rights from Mosaic for sales to and within China, Hong Kong, Macaw and Taiwan. Samples have been supplied and the initial feedback has been favorable. To date, no orders have been received and the Company incurs no fees to Munning until sales are completed and paid. The Munning agreement provides a continual option to renew provided Mosaic is satisfied with marketing efforts. The agreement states that Mosaic will require orders of at least 50,000 units per month.

As a result of its arrangement with C&H Marketing, Mosaic has also entered into an International Distributor Agreement with AHB Trading Limited, S.A. (“AHB Trading”) whereby we appointed AHB Trading as the exclusive authorized distributor of our Celeprix (now 24/7Instant Relief) and Lipotrene products in Mexico, Central America and South America. The agreement is for an initial term of five years and automatically renews for another five if not cancelled by the parties. Notwithstanding the stated term of the agreement, either party upon 30 days notice, with or without cause, may terminate the International Distributor Agreement. In connection with the International Distributor Agreement, Mosaic issued warrants to AHB Trading for the purchase of up to 2,000,000 shares of Mosaic Common Stock at prices ranging from $0.60 to $2.00 per share. The agreement also requires Mosaic to issue subsequent warrants exercisable at the conclusion of every three months of the term of the agreement, to purchase shares of Common Stock in an amount equal to 5% of the gross sales proceeds to Mosaic, from products purchased by AHB Trading in the previous quarter. The exercise price shall be the greater of (1) the closing price of the Common Stock on the last day of the quarter or (2) the average closing price for the last ten trading days of the quarter. We have not yet shipped any orders under the AHB Trading International Distributor Agreement.

The Company’s marketing program also includes using print and radio promotional product ads to raise the awareness of the products and the Company website. Ads were pre-purchased through Global Media Fund.  Mosaic will also consider joint advertisements with retailers to draw consumers to retailers that may choose to carry Mosaic products. The Company is also currently in negotiations with possible joint venture partners to distribute Mosaic products in areas outside the United States which are not currently the subject of existing marketing agreements to assist in building brand recognition and product sales orders.

Competition

There are several other nutraceutical producers in the market today such as GNC, which sells Active Cal™, Tri-Flex™ and Chewy™ C500.  McNeil Nutriceuticals, LLC produces Viactiv® as well as a Calcium Chew and multi-vitamins.  Mosaic’s position in the industry is that of a new provider with an unproven ability to generate and meet consumer demand. The soft candy chews provide consumers with an alternative method of taking supplements.

Sources and Availability of Raw Materials and Principal Suppliers

The Company purchases its inventory from key suppliers around the United States. The Company outsources 100% of its manufacturing and uses multiple suppliers for product manufacturing and development. Mosaic has recently discontinued its outsourcing arrangement with LifeSmart Nutrition, Inc. for the manufacture of its chew products. Accordingly, Mosaic is currently in negotiations with two other manufacturers to replace LifeSmart Nutrition, Inc. as key manufacturers of our chew product line. Mosaic currently outsources manufacturing of its Joint-2-Life capsules, 24/7 Instant Pain Relief, daily enhancement capsules for women, daily enhancement capsules for men and stimulant gel for women through Sun Research Inc. Sun Research Inc. arranges to obtain ingredients from multiple raw ingredient suppliers (except for patented, one source select ingredients like Celadrin™) that furnish the active ingredients for the various Mosaic products. Mosaic does not play any role in procurement of raw ingredients for any of its products, but relies on Sun Research Inc. to procure the ingredients on our behalf. Mosaic intends to rely upon whichever manufacturer or manufacturers it engages for production of its chew products to procure the necessary chew product ingredients as well. We currently have no written agreements with any manufacturer, however, we believe both of the manufacturers with which we are negotiating to produce our chew products and Sun Research Inc. have the capacity to fill orders for projected sales. The Company intends to negotiate and eventually enter into a written agreement with a key chew product manufacturer and Sun Research Inc. Sun Research Inc. currently builds their profit into the prices they offer Mosaic for the manufacture of products produced on our behalf by them. The raw materials used in the manufacture of our products are vitamins, noni, glucosamine, Celadrin™, Policosanol, and Hoodia Gordonii. These ingredients come from Africa, South America, China and other parts of Asia.  The Company believes the raw materials are in adequate supply and no item is single sourced except Celadrin. As noted above, Sun Research Inc. manufactures Mosaic’s Celadrin products - Joint-2-Life capsules and 24/7 Instant Pain Relief. Imagenetix, Inc., the manufacturer of Celadrin, supplies the ingredient to Sun Research, Inc. Imagenetix, Inc. has acknowledged the use of its Celadrin product in Mosaic branded products.

Dependence on Certain Customers

The Company currently depends primarily on Internet customers but is in the process of pursuing retail accounts. Mosaic is not currently dependant on one major customer for the survival of the Company.

Trademarks

On April 25, 2005, Mosaic obtained assignment of all rights, title and interest in the United States trademark “JOINT 2 LIFE” (Trademark Number 78148059). Mosaic currently uses and intends to file trademark applications for the following marks: “Premium Noni Chews,” “Premium Calcium Chews,” “Lipotrene,” “24/7 Instant Relief.”

In addition, Mosaic intends to use and plans to file trademark applications for the following marks: “LeanLicious,” “Premium Mango Chews,” “Vitahealth,” “Orange Dreamsicle,” “Orange Cream,” and “Strawberry Dreamsicle.”

Government Approval of Products or Services

The Company conducts daily business under the guidelines of the States of Texas, Utah and Nevada.

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies.  The most active regulation has been administered by the Food and Drug Administration (“FDA”), which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, over the counter drugs, and foods.

Compliance with applicable FDA and any state or local statutes is crucial. Although we believe that we are in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on Mosaic or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses. In this regard, generally when a company adds an ingredient to a food, the FDCA requires that the ingredient either be determined by the Company to be generally regarded as safe (“GRAS”) by qualified experts or go through FDA’s review and approval process as a food additive.

The FDCA has been amended with respect to dietary supplements by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). The DSHEA provides a statutory framework governing the safety, composition and labeling of dietary supplements. The DSHEA generally defines the term “dietary supplement” to include products that contain a “dietary ingredient” which may include vitamins, minerals, herbs or other botanicals, amino acids, and metabolites. Under the DSHEA, a dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994) requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. With respect to products or supplements Mosaic either distributes or intends to distribute, Mosiac intends to comply with and will endeavor to bring its operations into compliance with regulatory requirements relating to such products or supplements. However, the FDA may not accept the evidence of safety for any new dietary ingredients that we may decide to use, and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

With respect to labeling, DSHEA permits “statements of nutritional support” for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and disclose on the label that the FDA has not reviewed that statement and that the product is not intended to diagnose, treat, cure or prevent a disease. However, the FDA may determine that a given statement of nutritional support that we decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim. In addition, DSHEA allows the dissemination of “third party literature”, publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers.

Such a publication may be so used if, among other things, it is not false or misleading, no particular brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a “misbranded” product.

Our products and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission (“FTC”), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities in which our products are sold. Our products and product-related activities may also be regulated by the applicable regulatory agencies in other countries in which the products are sold.

Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (“FTCA”). The FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Furthermore, the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for our products. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

The FTC has recently issued a guidance document to assist supplement marketers of dietary supplement products in understanding and complying with the substantiation requirement.

The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods.

Mosaic is currently in the process of renaming its daily enhancement capsules for women, daily enhancement capsules for men and a stimulant gel for women because of concerns raised by the FDA regarding the initial product names.

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.

Employees

The Company currently has a total of 3 employees of which one is considered full time and two are considered part time employees. The Company also utilizes consultants as needed for product formulation and design work.

Reports to Security Holders

Securities Exchange Act of 1934 (the “Exchange Act”) registrants are required to file an Annual Report on Form 10-K or 10-KSB. In addition to the annual reporting, an Exchange Act registrant is required to file quarterly reports on Form 10-Q or 10-QSB. Exchange Act registrants are also required to disclose certain corporate events if they are deemed “material events.” Some events are deemed material enough to require the filing of a Current Report on Form 8-K. All reports are filed and become public information.

The public may read and copy any materials filed with the United States Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company’s Internet address is http://www.mosaicnutracorp.com.

Item 2.   Description of Property

The Company has a five-year lease on 2,889 square feet of office space at 4100 Spring Valley Road, Suite 200, Dallas, Texas 75244 at a rate of $2,889 per month. The lease term expires in June of 2010. Management believes this space is adequate for the Company’s corporate office needs.

The Company does not intend to invest in any real estate, interests in real estate, real estate mortgages, or interests in entities engaged in real estate activities at this time.

Item 3.   Legal Proceedings

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

On January 6, 2006 Mosaic filed a breach of contract lawsuit against Primrose Candy Co. ("Primrose") and LifeSmart Nutrition, Inc. ("LifeSmart"). The matter is currently pending in the 193 Judicial District Court of Dallas County, Texas and styled Mosaic Neutraceuticals Corp v. LifeSmart Nutrition, Inc and Primrose Candy Co., Cause No. DC-06-00163. On or about May 19, 2005, Charles Townsend (“Townsend”), President of Mosaic, entered into an agreement with defendants LifeSmart and Primrose for the manufacture, production and delivery of certain Multi-vitamins, Vitamin C and Calcium products (the “Products”) according to pre-approved specifications. Based on the promises of Defendants to deliver the Products to Mosaic conforming to the required specifications and on the agreed upon delivery date, Mosaic wired $132,000.00 to Defendants. Defendants acknowledged receipt of the $132,000.00, however, Defendants failed to deliver the Products as promised. Defendants’ failure to deliver the Products has caused Mosaic a monetary loss including lost revenues from the sale of the Products, which Mosaic had arranged to deliver to its customers. Mosaic is seeking actual and compensatory damages.

We are not a party to any other material pending legal proceeding, nor are we aware of any other legal proceedings being contemplated against us by any governmental authority. Furthermore, we are not aware of any other legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the Pink Sheets under the symbol “MCNJ” and may be traded over the counter on an unsolicited basis. The high and low closing bid information for our common stock is based on information in a report received from the Pink Sheets LLC.

	Common Stock
	High	Low
2005
Fourth Quarter	$0.75	$0.25
Third Quarter	$1.68	$0.50
Second Quarter	$1.68	$0.12
First Quarter	$0.50	$0.27

2004
Fourth Quarter	$0.43	$0.07
Third Quarter	$0.37	$0.03
Second Quarter*	$0.08	$0.03
First Quarter	$0.04	$0.03

 * A 3 for 1 split occurred in the Second Quarter of 2004.

The quotations reflect inter-dealer price, without mark-up, markdown or commission and may not represent actual transactions.

Holders

As of April 12, 2006, we had 109 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Standard Transfer & Trust Company, Inc.

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Equity Compensation Plan Information

Equity compensation plans not approved by security holders

On April 8, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund, LLC (“GMF”), whereby GMF issued a Media Due Bill to Mosaic in the amount of One Million Dollars ($1,000,000) in print and/or radio advertising credits in exchange for 1,000,000 shares of restricted common stock (valued at $500,000 for purposes of the MOU) issued to GMF upon execution of the MOU. The MOU also provided for issuance of restricted common stock to GMF valued at $500,000, to be issued in ten consecutive monthly installments, beginning on June 30, 2005. Each of the ten installments were to be the number of shares of common stock equaling a “market value” of $50,000 determined as of the month of the installment. “Market value”

was to be calculated as 90% of the average closing price of the common stock for tens days immediately preceding the stock issuance date. On March 18, 2006, the Company issued the last of the ten common stock installments in complete satisfaction of obligations under the MOU.

Recent Sales of Unregistered Securities

The following discussion outlines all securities sold by us for cash or other consideration during the 2005 fiscal year. The securities sold during the 2005 fiscal year were also previously reported in the Company’s Form 10-SB Amendment No. 2 and securities sold in the third quarter of 2005 were also previously reported in the Company’s Form 10-QSB filed with the United States Securities and Exchange Commission (the “Commission”). Unless otherwise described, all of the securities sold were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) of the Securities Act.  None of the below mentioned “sales” were made to more than 35 non-accredited investors and none were made with a view toward distribution.  All shares issued were restricted and contained a Rule 144 legend.

On March 9, 2005, the Company sold 333,334 shares of restricted common stock to Steven Miotti for aggregate consideration in the amount of $50,000.  The foregoing shares were issued on May 20, 2005.

On May 20, 2005, the Company converted $17,928 in accounts payable to BJC Marketing, Inc. into 119,520 shares of restricted common stock.

On April 8, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund, LLC (“GMF”), whereby GMF issued a Media Due Bill to Mosaic in the amount of One Million Dollars ($1,000,000) in print and/or radio advertising credits in exchange for 1,000,000 shares of restricted common stock (valued at $500,000 for purposes of the MOU) issued to GMF upon execution of the MOU. The MOU also provides for issuance of restricted common stock to GMF valued at $500,000, to be issued in ten consecutive monthly installments, beginning on June 30, 2005. Each of the ten installments are to be the number of shares of common stock equaling a “market value” of $50,000 determined as of the month of the installment. “Market value” was to be calculated as 90% of the average closing price of the common stock for tens days immediately preceding the stock issuance date.

On April 26, 2005, the Company sold 2,000,000 shares of restricted common stock to Gabriel Vidales at a price of $0.25 per share for an aggregate of $500,000.

On July 15, 2005, the Company issued 40,880 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 representing the first of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On July 30, 2005, the Company issued 33,079 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 representing the second of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On August 1, 2005, the Company issued 50,186 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 representing the third of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On October 24, 2005, Mosaic issued 450,000 shares of restricted common stock of the Company to Charles E. Lowe for serving on the board of directors of the Company. The shares were authorized for issuance by the Board of Directors on September 23, 2005.

On October 30, 2005, the Company issued 58,173 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 representing the fifth of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On November 1, 2005, the Company issued 52,313 shares of restricted common stock which were supposed to have been issued and delivered to Global Media Fund, LLC on or before September 30, 2005 representing the fourth of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On November 1, 2005, the Company issued an additional 77,592 shares of restricted common stock to Global Media Fund, LLC valued at $50,000 representing the sixth of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On November 9, 2005, the Board of Directors authorized sale of 36,364 shares of restricted common stock at a price of $0.275 per share for total cash proceeds in the amount of $10,000 to Steve Miotti.

On November 9, 2005, the Board of Directors authorized sale of 33,333 shares of restricted common stock at a price of $0.30 per share for total cash proceeds in the amount of $10,000 to Brian Waggoner.

On December 8, 2005, the Company issued an additional 90,335 shares of restricted stock to Global Media Fund, LLC valued at $50,000 representing the seventh of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENT WARNING

This Form 10-KSB contains certain "forward-looking statements." The forward-looking statements in this Form 10-KSB reflect our current views with respect to possible future events and financial performance. You should consider any statements made in this Form 10-KSB that are not statements of historical fact to be forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate as of the date of this Form 10-KSB. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, economic and regulatory changes, inability to achieve significant revenues and/or financial resources, our history of losses, and significant increase in competition. You should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise forward-looking statements herein to reflect events or circumstances that may arise after the date of this Form 10-KSB.

Plan of Operation

The Company obtained a media credit for one million dollars ($1,000,000) in prepaid advertising and used the advertising to generate interest and traffic to the Mosaic website. The print ads started in August 2005 and radio ads started in July 2005. The first ads addressed Joint-2-Life and 24/7 Instant Relief. The July/August 2005 ads addressed Lipotrene and the benefits of Policosanol. The Company also ran ads on the Premium Noni Chews, Joint-2-Life Chews, LeanLicious Chews and its VitalHealth products including Premium Vitamin C, Premium Multivitamin and Premium Creatine. The ads obtained through the media credit ran in at least 25 newspapers each month for six months. The prepaid advertising credit has now been exhausted.

We anticipate that the Company will require approximately $871,604 to sustain operations through December 2006. The foregoing estimate takes into consideration estimated costs relating to anticipated rent, internet services, payroll, administrative expenses, advertising, freight, legal services, accounting services, insurance, inventory, product packaging, samples and promotion, equipment and office supplies.

Though Mosaic has sold products via its website, Internet traffic to the Mosaic website has not generated and is not currently expected to generate the revenue necessary to sustain the operations of the Company through December 2006.

The Company is also pursuing purchase orders from retailers and export accounts to generate revenue necessary to sustain operations. In November we received the first purchase order under our International Distributor Agreement with AHB Trading Limited, S.A., our distributor in Mexico, Central America and South America. Once we conclude negotiations with a new manufacturer for production of our chew product line we expect to be able to fill new purchase orders as they are received under the International Distributor Agreement with AHB Trading Limited, S.A.

Though the Company believes it will eventually be able to generate purchase orders and internet sales sufficient to sustain operations, it will be forced to pursue loans, capital infusions from private sale of common stock, deferment of compensation to certain officers, or some combination thereof until such time. There can be no assurance that the Company will be successful in obtaining loans, equity financing or deferments of compensation upon favorable terms. The Company also anticipates potentially funding additional advertising with Global Media Fund through exchange of its restricted common stock for additional media credit once it concludes negotiations with a new chew product manufacturer.

The Company intends to raise money through private placement sale of its restricted common stock during the next twelve months. This will be done to sustain operations until the Company begins to generate sufficient revenue from Internet sales and purchase orders from retailers and export accounts. The Company intends to attempt to raise $500,000 to $2,000,000.

No significant changes in the number of employees of the Company are currently planned.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 7.  Financial Statements

Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no changes in or disagreements with accountants in its two most recent fiscal years.

Item 8A.   Controls and Procedures

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), on April 13, 2006, our President and Chief Executive Officer, Charles Townsend (the “CEO”) acting as both our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and concluded that, as of December 31, 2005, based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these procedures. The CEO determined that our disclosure controls and procedures are effective.

There have been no material changes during the fourth quarter of 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.   Other Information

None

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information concerning our directors and executive officers as of the date of this filing. Our Board of Directors consists of a total of three members who serve terms of one year and hold office until the next annual general meeting of the holders of our common stock. Our officers are appointed by our board of directors after each meeting subsequent to the annual meeting of stockholders and hold office for one year, and until their successors are elected and qualify.

Name	Age	Position	Term as Director Expires

Charles Townsend	61	Chief Executive Officer, President, Treasurer and Director	2006
John Castleberry	48	Secretary and Director	2006
Charles E. Lowe	55	Director	2006

Charles Townsend has served as a director of the Company since May 2004 and is the President, Treasurer and Chief Executive Officer. From July 2002 to March 2005 Mr. Townsend served as President of Affordable Security Advances, Inc., a private alarm company. From September 1999 through May 2002 Mr. Townsend served as Vice President and Chief Operating Officer of Stealth Industry, Inc., a home security service company that he co-founded. At Stealth Industry, Inc. Mr. Townsend was responsible for accounting, purchasing, customer service and operations. Mr. Townsend received a Bachelor of Business Administration from the University of Texas at Austin in 1972 and a Masters Degree in Business & Administration with an emphasis on Banking and Finance from North Texas State University in 1978.

John Castleberry is the Secretary and a Director. Mr. Castleberry became a Director of the Company on August 6, 2004. For the past 12 years Mr. Castleberry has served, and continues to serve, as the Secretary and President of I-Net-Con., Inc., a private company specializing in data communications, data recovery, local area networks, software and research and development design.

Charles E. Lowe became a director of the Company on September 23, 2005 upon election at a special shareholder meeting held on that date. Since August 2002, Mr. Lowe has been the owner, chief financial officer and treasurer of Splendors, Inc. (dba SPLENSDORS OF SALADO), a retail shop, and served as a part-time CPA for clients in the Dallas, Texas area. From August 1996 to May 2002, Mr. Lowe worked for the Delta Dallas Companies, and served as Chief Financial Officer, Treasurer and Controller for one subchapter S corporation and three limited partnerships. From August 1992 through August 1996, Mr. Lowe served as Comptroller of Siepiela Interests, Inc./Birkdale Homes, Inc. Mr. Lowe worked as a Tax Manager and Senior Tax Manager with Travis Wolff & Co./Pannell, Kerr, Forster/Tannery & Co. from January 1984 through August 1992. He has also served as a Senior Staff Accountant for CRC Wireline, Inc. from 1981 through 1983, a Staff Assistant for C&H Transportation Co., Inc. from 1980 through 1981, a Cost Accountant for Dallas-Jetco, Inc. from 1979 through 1980, an Internal Auditor for Recognition Equipment from 1978 through 1979 and a Junior Accountant for C&H Transportation Co., Inc. from 1977 through 1978. Mr. Lowe holds a bachelor of Business Administration, Accounting from Texas Tech University, and a Master of Business Administration, Accounting from the University of North Texas.

Family Relationships

There are no family relationships among the above persons.

Involvement in Certain Legal Proceedings

None of the above persons or any business in which such person was an executive officer have been involved in a bankruptcy petition, been subject to a criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree enjoining or suspending their involvement in any type of business, or been found to have violated a securities or commodities law.

Directorships in Other Companies

No Directors hold directorships in any other reporting companies.

Audit Committee Financial Expert

The Company does not have a separately designated standing Audit Committee. The functions of the Audit Committee are currently assumed by our full Board of Directors. Additionally, we do not have a member of our board of directors that has been designated as an audit committee “financial expert.” Though the Company does not currently have a designated audit committee financial expert, the Company intends to address the matter when its resources allow it to attract a qualified person to serve on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than ten percent shareholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge the following persons, who were Directors, officers or beneficial owners of more than 10 percent of our common stock, either failed to file or failed to file on a timely basis, as specified below, certain reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:

Charles Townsend, who serves as President, Chief Executive Officer, Treasurer and a Director of the Company failed to timely file one report on Form 3, Initial Statement of Beneficial Ownership of Securities. The report was due on September 11, 2005, the effective date of the Company’s Form 10-SB registration statement. Mr. Townsend filed the Form 3 on November 21, 2005.

Charles Lowe, who serves as a Director of the Company failed to timely file one report on Form 3, Initial Statement of Beneficial Ownership of Securities. The report was due on October 3, 2005, ten days after the issue date of his common stock and the date he became a director of the Company on September 23, 2005.  Mr. Lowe filed the Form 3 on November 21, 2005.

John Castleberry, who serves as Secretary and a Director of the Company failed to timely file one report on Form 3, Initial Statement of Beneficial Ownership of Securities. The report was due on September 11, 2005, the effective date of the Company’s Form 10-SB registration statement. Mr. Castleberry filed the Form 3 on November 22, 2005.

Rounsevelle W. Schaum, a former Director of the Company has failed to file a report on Form 3, Initial Statement of Beneficial Ownership of Securities regarding his ownership of shares of Company common stock.

Code of Ethics

The Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Mosaic is currently in the process of drafting and intends to adopt a code of ethics that will be applicable to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

Item 10.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and each other executive officer whose total cash compensation exceeded $100,000 for any of the past three fiscal years:

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
					Awards
		Annual Compensation						Payout(s)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)($)		Securities Underlying Options/ SARs(#)	LTIP Payouts($)	All Other Compensation($)

Charles Townsend,	2003	0	0	0	0		0	0	0
President, CEO and Treasurer	2004	6,000	0	0	0	*
	2005	56,394	0	0	0

JohnCastleberry,	2003	0	0	0	0		0	0	0
Secretary	2004	6,000	0	0	0	**
	2005	38,186	0	0	0
_________________
*10,000,000 shares of restricted common stock were issued to Charles Townsend as part of the merger of Westchester Group, Inc. into the Company (the “Merger”). However, such shares were not issued as executive compensation.

**1,000,000 shares of restricted common stock were issued to John Castleberry as part of the Merger. However, such shares were not issued as executive compensation.

Option/SAR Grants in Last Fiscal Year

No options or stock appreciation rights were granted in the last fiscal year to any executive officers.

Compensation of Directors

Pursuant to our Amended and Restated Bylaws, directors may be allowed and paid all necessary expenses incurred in attending any meeting of the Board. Furthermore, no director of the Company shall be entitled to any salary or compensation for any services performed for the Company, unless such salary is fixed by resolution of the Board and adopted by unanimous vote.

Pursuant to the Plan of Merger and Agreement and Plan of Reorganization of Westchester Group, Inc., a Nevada corporation into ePpublishedbooks.com, a Nevada corporation, as the surviving corporation dated May 21, 2004, 11,000,000 shares of restricted common stock were issued to directors Charles Townsend (10,000,000 shares) and John Castleberry (1,000,000 shares) as part of the merger and reorganization.

On August 6, 2004, the board of directors issued 1,000,000 shares of restricted common stock to Rounsevelle W. Schaum, a former director, in exchange for his agreement to accept a position on the board of directors of the Company.

On September 23, 2005, the board of directors unanimously resolved to grant Charles E. Lowe 450,000 shares of restricted stock for serving as a director of the Company. The resolution further provided that in the event Mr. Lowe ceases to be a director of the Company before January 1, 2006, he shall forfeit and surrender all 450,000 shares to the Company; if he ceases to be a director before January 1, 2007, he shall forfeit and surrender 300,000 shares to the Company; and if he ceases to be a director before January 1, 2008 he shall forfeit and surrender 150,000 shares to the Company. In accordance with the foregoing resolution, on October 24, 2005, Mosaic issued 450,000 shares of restricted common stock of the Company to Charles E. Lowe for serving on the board of directors of the Company.

As of the date of this filing, the Company has paid no other compensation to our Directors for Board Service.

Employment Contracts

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Equity compensation plans not approved by security holders

On April 8, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund, LLC (“GMF”), whereby GMF issued a Media Due Bill to Mosaic in the amount of One Million Dollars ($1,000,000) in print and/or radio advertising credits in exchange for 1,000,000 shares of restricted common stock (valued at $500,000 for purposes of the MOU) issued to GMF upon execution of the MOU. The MOU also provided for issuance of restricted common stock to GMF valued at $500,000, to be issued in ten consecutive monthly installments, beginning on June 30, 2005. Each of the ten installments were to be the number of shares of common stock equaling a “market value” of $50,000 determined as of the month of the installment. “Market value” was to be calculated as 90% of the average closing price of the common stock for tens days immediately preceding the stock issuance date. As of December 31, 2005, the Company had issued seven of the ten common stock installments (valued at $50,000 each) representing aggregate “market value” totaling $350,000 of the total $500,000 market value due under the MOU. On March 18, 2006, the Company issued the last of the ten common stock installments in complete satisfaction of obligations under the MOU.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the capital stock as of April 12, 2006 for (a) each person known by us to own beneficially five percent or more of the voting capital stock, and (b) each Director and executive officer who owns capital stock. Except pursuant to applicable community property laws and except as otherwise indicated, to the knowledge of the Company, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock
As a Group	Officers and Directors 4100 Spring Valley, Suite 200 Dallas, Texas 75244	11,450,000 (5)	20.7%

As Individuals	Charles Townsend President, Chief Executive Officer and Director 4100 Spring Valley, Suite 200 Dallas, Texas 75244	10,000,000	18.1%

	John Castleberry Secretary and Director 1417 Capetown Grand Prairie, Texas 75050	1,000,000	1.8%

	Charles E. Lowe Director 108 Cliff Circle Salado, Texas 76571	450,000	0.8%

	Rounsevelle W. Schaum (2) former Director and former Chairman of the Board of Directors 157 Harrison Ave, #17 Newport, RI 02840	1,000,000	1.8%

	Cede & Co. (3) P.O. Box 222 Bowling Green Station New York, NY 10274	15,193,531	27.5%

	Mtn. West Equities Corp. 2980 S. Rainbow Blvd., #220H Las Vegas, NV(4)	2,790,553	5.1%

	Roger Ellsworth P.O. Box 60275 Las Vegas, NV 89160	4,244,800 (5)	7.7%
_________________
(1)  The percentage is based on 55,209,029 shares of common stock issued and outstanding as of April 12, 2006.
(2)  At a special shareholder meeting on September 23, 2005, Mr. Schaum was removed from the board of directors. Accordingly, the 1,000,000 shares held by Mr. Schaum are not included in the calculation of shares held by Officers and Directors. Shares owned by Mr. Lowe are included in the calculation.
(3)
Shares held at Cede & Co. represent shares held in street name by certain brokerages on behalf of their customers. We are unable to obtain the identities of many of the beneficial owners who have dispositive control over the shares because they have objected to disclosure of certain ownership information about themselves. None of the non-objecting beneficial owners that we have been able to identify beneficially own five percent (5%) or more of the voting capital stock.

(4)	Whitney D. Lund is the president of Mtn. West Equities Corp.
(5)	Shares are held by Mr. Ellsworth personally in certificated form and in six other separate accounts. 2,000 shares are held in the name of a family limited partnership.

Changes in Control

There are no arrangements the operation of which would result in a change in control of Mosaic Nutraceuticals Corp.

Item 12. Certain Relationships and Related Transactions

None.
Item 13.   Exhibits

Exhibit No.	Description of Document
2	Plan of Merger and Agreement and Plan of Reorganization of Westchester Group, Inc., a Nevada corporation into ePublishedbooks.com, a Nevada corporation, as the surviving corporation*

3.1	Articles of Incorporation of epublishedbooks.com filed March 14, 2000*

3.2	Articles of Merger (pursuant to Nevada Revised Statutes Chapter 92A) filed May 24, 2004*

3.3
Continuation of Articles of Merger (Pursuant to NRS Chapter 92A) By and Between Westchester Group, Inc. into ePublishedbooks.com and Amendment to the Articles of Incorporation of ePublishedbooks.com filed May 24, 2004*

3.4	Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations filed February 15, 2005*

3.5	By-laws of ePublishedbooks.com dated as of March 14, 2000*

3.6	Amended and Restated Bylaws of Mosaic Nutraceuticals Corp. effective as of September 23, 2005**

10.1	Memorandum of Understanding (“MOU”) with Global Media Fund, LLC (“GMF”), April 8, 2005*

10.2	Media Due Bill in the amount of One Million Dollars ($1,000,000) dated April 8, 2005*

10.3	International Distributor Agreement with AHB Trading Limited, S.A. dated September 13, 2004*

10.4	Munning Trading Co. exclusive marketing rights letter agreement dated October 6, 2004*

10.5	International Marketing Agreement with C & H Marketing, Inc. dated July 12, 2004*

10.6	Service Agreement with BJC Marketing dated June 23, 2005*

10.7	Office Lease Agreement between PHL-OPCO, LP, as Landlord and Mosaic Nutraceuticals Corp., as Tenant*

10.8	Correspondence dated February 21, 2005 to Munning Trading Co. regarding product pricing***

23	Consent of Kyle L. Tingle, CPA, LLC****

31.1	Certification of Principal Executive Officer****

31.2	Certification of Principal Financial Officer****

32	Certification pursuant to 18 U.S.C. Section 1350****

*	Incorporated by reference to the corresponding exhibits filed with Mosaic’s Form 10-SB filed on July 13, 2005
**	Incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2005
***	Incorporated by reference to the corresponding exhibits filed with Mosaic’s Form 10-SB Amendment No. 2 filed on December 29, 2005
****	Filed herewith

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Kyle L. Tingle, CPA, LLC for professional services rendered for the audit of the Company’s annual financial statements for 2004 and 2005 and the reviews of the financial statements included in the Company’s Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $2,000 and $5,800, respectively.

Tax Fees

Kyle L. Tingle, CPA, LLC, our principal accountant, did not provide services related to preparation of federal and state income tax returns or tax consulting related to notices from taxing authorities for fiscal years 2004 and 2005.

All Other Fees

The Company did not incur any other fees related to services rendered by Kyle L. Tingle, CPA, LLC, our principal accountant, for the fiscal year ended December 31, 2005 and 2004.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2005
DECEMBER 31, 2004

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mosaic Nutraceuticals, Corp. (fka Mosaic Nutriceuticals, Corp.)
Dallas, Texas

I have audited the accompanying balance sheets of Mosaic Nutraceuticals, Corp. (fka Mosaic Nutriceuticals, Corp.) (A Development Stage Enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period August 8, 1990 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mosaic Nutraceuticals, Corp. (fka Mosaic Nutriceuticals, Corp.) (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and for the period August 8, 1990 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Kyle L. Tingle, CPA, LLC
Kyle L. Tingle, CPA, LLC

April 13, 2006
Las Vegas, Nevada

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$143	$2,519
Accounts receivable	1,003	--
Other receivable	101,964	--
Inventory	91,257	23,596
Prepaid expenses	160,485	--
Total current assets	$354,852	$26,115

OTHER ASSETS
Deposits	$2,889	$--
Fixed assets, net	34,628	--
Intangible assets, net	20,500	26,500

Total assets	$412,869	$52,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,383	$18,273
Customer Deposit	4,000	--
Notes payable	19,876	19,876
Total current liabilities	$140,259	$38,149

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized
5,000,000 shares; no shares issued and outstanding
Common stock: $0.001 par value;
authorized 100,000,000 shares; issued and
outstanding: 54,653,242 shares at December 31,
2005 and 50,244,800 December 31, 2004:	$54,653	$50,245
Common stock subscribed, 33,334 shares at
December 31, 2004:	--	20,000
Additional paid in capital	2,047,928	486,927
Accumulated deficit during development stage	(1,829,971)	(542,706)

Total stockholders’ equity	$272,610	$14,466

Total liabilities and
stockholders’ equity	$412,869	$52,615

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Aug 8, 1990
	Year ended		(inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

Revenues	$10,047	$--	$10,047

Cost of revenue	2,932	--	2,932

Gross profit	$7,115	$--	$7,115

General, selling and
administrative expenses
Operating expenses	$1,282,726	$476,935	$1,765,211
Depreciation and amortization	10,046	3,500	13,546
Operating loss	$(1,285,657)	$(480,435)	$(1,771,642)

Nonoperating income (expense)	(1,608)	(645)	(2,253)

Net loss	$(1,287,265)	$(481,080)	$(1,773,895)

Net loss per share, basic
and diluted	$(0.02)	$(0.01)

Weighted Average number
of shares of common stock
outstanding	52,831,367	42,776,006

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY
					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
Issuance of Common Stock,
August 8, 1990	562,500	$563	$1,937	$0	$0	$2,500
Balance, December 31, 1990	562,500	$563	$1,937	$0	$0	$2,500
Balance, December 31, 1991	562,500	$563	$1,937		$0	$2,500
Net loss, December 31, 1992					(2,500)	(2,500)
Balance, December 31, 1992	562,500	$563	$1,937	$0	$(2,500)	$0
Balance, December 31, 1993	562,500	$563	$1,937	$0	$(2,500)	$0
Balance, December 31, 1994	562,500	$563	$1,937	$0	$(2,500)	$0
July 20, 1995, changed from no
par value to $.001
July 21, 1995, forward stock 900:1
Balance, December 31, 1995	562,500	$563	$1,937	$0	$(2,500)	$0
February 1, 1996, reverse split 1:100
Issuance of Common Stock for
Services February 22, 1996	16,500,000	16,500	(1,937)		(13,563)	1,000
Net loss, December 31, 1996					(1,000)	(1,000)
Balance, December 31, 1996	17,062,500	$17,063	$0	$0	$(17,063)	$0
Balance, December 31, 1997	17,062,500	$17,063	$0	$0	$(17,063)	$0
Balance, December 31, 1998	17,062,500	$17,063	$0	$0	$(17,063)	$0
Balance, December 31, 1999	17,062,500	$17,063	$0	$0	$(17,063)	$0
Contributed Capital					1,025	1,025
Net loss, December 31, 2000					(1,025)	(1,025)
Balance, December 31, 2000	17,062,500	$17,063	$1,025	$0	$(17,063)	$0
Issuance of common stock; April 19,
2001, at $0.001708 per share	6,250,000	6,250			(5,823)	427
Issuance of common stock; June 21,
2001, at $0.001708 per share	8,750,000	8,750			(8,152)	598
Net loss, December 31, 2001					(1,025)	(1,025)
Balance, December 31, 2001	32,062,500	$32,063	$0	$0	$(32,063)	$0
Balance, December 31, 2002	32,062,500	$32,063	$0	$0	$(32,063)	$0
Balance, December 31, 2003	32,062,500	$32,063	$0	$0	$(32,063)	$0
May 24, 2004, forward stock
split 25:1
Recapitalization of common stock
stock in connection with merger
ePublishedBooks.com	5,949,300	5,949	24,205		(29,563)	591
Issuance of 11,000,000 shares pursuant
to merger agreement	11,000,000	11,000				11,000
Issuance of 1,000,000 to board member
upon joining board of directors	1,000,000	1,000				1,000
Issuance of warrants for services			432,387			432,387
Contribution of capital			268			268
Issuance of 233,000 shares for debt	233,000	233	30,067			30,300
Stock subscribed				20,000		20,000
Net loss, December 31, 2004					(481,080)	(481,080)

Balance, December 31, 2004	50,244,800	$50,245	$486,927	$20,000	$(542,706)	$14,466
See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, December 31, 2004	50,244,800	$50,245	$486,927	$20,000	$(542,706)	$14,466

Issue subscribed stock	33,334	33	19,967	(20,000)		--
Stock subscribed	333,334	333	49,667			50,000
Stock subscribed in settlement of
accounts payable	119,520	120	17,809			17,929
Stock issued for services	1,852,557	1,853	1,005,647			1,007,500
Stock issued, net of acquisition fees	2,069,697	2,069	467,911			469,980
Net loss, December 31, 2005					(1,287,265)	(1,287,265)

Balance, December 31, 2005	54,653,242	$54,653	$2,047,928	$--	$(1,829,971)	$272,610

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Aug. 8, 1990
	Years Ended		(inception) to
	December 31,		December 31,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss	$(1,287,265)	$(481,080)	$(1,773,895)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	10,046	3,500	13,546
Stock based expenses	850,000	432,387	1,282,387
Stock based compensation	--	12,000	13,000
Interest expense paid by stock	--	300	300
Changes in assets and liabilities
Increase in accounts receivable	(1,003)	--	(1,003)
Increase in other receivable	(101,964)	--	(101,964)
Increase in inventory	(67,661)	(23,596)	(91,257)
Increase in prepaid expenses	(2,985)	--	(2,985)
Increase in deposits	(2,889)	--	(2,889)
Increase in customer deposits	4,000	--	4,000
Increase in accounts payable and accrued liabilities	116,039	18,273	134,312
Net cash used in operating activities	$(483,682)	$(38,216)	$(526,448)

Cash Flows From Investing Activities
Purchase of fixed assets	$(38,674)	$--	$(38,674)
Purchase of intangible asset	--	(30,000)	(30,000)
Acquisitions, net of cash acquired	--	591	591
Net cash used in investing activities	$(38,674)	$(29,409)	$(68,083)

Cash Flows From Financing Activities
Issuance of common stock	$519,980	$20,000	$543,505
Proceeds from notes payable	--	49,876	49,876
Contribution of capital	--	268	1,293
Net cash provided by financing activities	$519,980	$70,144	$594,674

Net increase in cash	$(2,376)	$2,519	$143
Cash, beginning of period	$2,519	$--	$--

Cash, end of period	$143	$2,519	$143

Supplemental Information and Non-monetary Transactions:

Interest paid	$757	$--	$757
Taxes paid	$--	$--	$--

Stock issued in settlement of accounts payable, 119,520 shares	$17,929	$--	$17,929
Warrants issued for distribution services	$--	$432,387	$432,387
Stock issued for advertising services, 1,402,557 shares	$850,000	$--	$850,000
Stock issued for debt 233,000 shares at $0.13	$--	$30,300	$30,300
Stock issued for directors fees 450,000 shares	$157,500	$--	$157,500

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

The Company owns development and marketing rights for various nutriceutical chew products. The Company is in the process of bringing this new line of health products to market. As of the date of this report, full operations and revenue production had not begun. A few test transactions were accepted through its internet site. The Company is currently negotiating with manufacturers for the production of the products within specific quality tolerances.

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

The transaction is accounted for as a reverse acquisition with Westchester Group, Inc. the surviving registrant. As a result, Westchester Group, Inc.'s former stockholders exercised control over ePub. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. For accounting purposes, Westchester Group, Inc. has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity. The historical financial statements are those of Westchester Group, Inc. ePublishedBooks.com changed its name to Mosaic Nutraceuticals, Corp. (fka Mosaic Nutriceuticals, Corp.), which is the legal entity going forward and is referred to hereafter as the “Company.”

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based on market rates based upon certain market assumptions and information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables due to the short-term nature or that they are payable on demand.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method. The Company's inventories consist primarily of electronic merchant processing machines.

Fixed Assets

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

Furniture and fixtures	3 years
Equipment and machinery	3 - 5 years
Software	5 years

Intangible Assets

Intangible assets consist of internet domain names for the products to which the company owns patents and are used in the marketing of those products. Amortization is provided for in amounts sufficient to relate the cost of intangible assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of the intangible assets are five years.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue on an accrual basis as services are rendered or product is shipped. For product sales, revenue is recognized upon the transfer of ownership of the product to the purchaser.

Advertising

Costs associated with advertising are expensed in the year incurred and are included in the selling, general and administrative expenses. Advertising expenses, which are primarily from the agreement described in Note 5 were $859,123 and $2,451 for the years ending December 31, 2005 and 2004, respectively.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. Currently, the Company does not have significant operations, nor does it have sufficient operations to cover its operating costs and raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order or a significant increase in revenues to continue with its business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock or increase sales in order to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

Note 2.  Notes Payable

Notes payable consist of the following:

	2005	2004
Notes payable, at 8% interest, due
November 19, 2005	$10,000	$10,000
Notes payable, at 8% interest, due
September 7, 2005	9,876	9,876

Short term notes payable	$19,876	$19,876

Notes are past due. Note holder has not demanded payment as of report date. Accrued interest on notes payable is $1,196 and $345 as of December 31, 2005 and 2004, respectively.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3.  Stockholders’ Equity

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

The Company issued 1,000,000 shares on April 14, 2005 and 402,557 shares in seven monthly installments in accordance with the agreement as outlined in Note 4.

The Company issued 2,000,000 shares on April 26, 2005 in consideration of $500,000, net of $50,000 in acquisition costs.

On September 23, 2005, the Board of Directors authorized the payment of 450,000 restricted shares to a director for services. If the event the director ceases to be a director of the Company prior to January 1, 2006, he shall forfeit and surrender all 450,000 shares of stock, retaining none; if he ceases to be a director of the Company prior to January 1, 2007, he shall forfeit and surrender 300,000 shares of stock, retaining 150,000; and if he ceases to be a director of the Company prior to January 1, 2008, he shall forfeit and surrender 150,000 shares of stock, retaining 300,000. If the director remains a director through January 1, 2008, all shares so granted shall become permanently vested and non-forfeitable. The Company valued the restricted shares at $157,500, which is a discount to the market price on the day of issuance due to the restrictive nature of the shares. The unvested shares are recorded at a prepaid expense of $157,500 at December 31, 2005.

The Company issued 69,697 shares on November 9, 2005 in consideration of $19,980.

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

Note 4.  Income Taxes

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

The provision for income taxes is composed of the following:

	2005	2004

Federal	$(621,000)	$(169,000)

Valuation allowance	621,000	169,000

Net deferred tax asset	$--	$--

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

The provision for income taxes is composed of the following:

	2005	2004	Inception

Income tax at the federal
statutory rate of 35 percent	$(451,000)	$(168,000)	$(621,000)
Change in valuation allowance	451,000	168,000	621,000

Total provision for income taxes	$--	$--	$--

The federal operating loss carry forward will expire between 2010 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 5.  Commitments and Contingencies

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

In accordance with the agreement, 402,557 shares of common stock were issued for the first 7 installments for a total of $850,000 in advertising. Through December 31, 2005, the Company received the full $850,000 value in advertising placements. The contract continued through March 2006, with the issuance of an additional 435,786 shares in consideration for $150,000 in advertising placements.

Lease commitments

The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,889 with an expiration date through May 2010. The lease also required a lease deposit of $2,889.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2006	34,668
2007	34,668
2008	34,668
2009 and thereafter	49,113

Total future minimum lease commitments	$153,117

Through December 31, 2005 and 2004, the Company had lease expense of $20,223 and $0, respectively.

Litigation

On January 6, 2006, the Company commenced a civil action against the previous manufacturer of its products. The Company prepaid $132,000 in April 2005 for the production of inventory. Shipments of $42,981 were received, with approximately $13,000 not meeting specified tolerances. The Company recorded a receivable of $101,964 for the recovery of the prepaid funds for undelivered product and the damaged product. The lawsuit is at an early stage and there have been no settlement discussions to date. Management believes it will receive full recovery of the receivable and no allowance has been recorded.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 17, 2006	MOSAIC NUTRACEUTICALS CORP.
(Registrant)

BY: /s/ Charles Townsend
CHARLES TOWNSEND, PRESIDENT AND CHIEF EXECUTIVE OFFICER

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: April 17, 2006	BY: /s/ Charles Townsend
CHARLES TOWNSEND, PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER AND DIRECTOR

DATE: April 17, 2006	BY: /s/ John Castleberry
JOHN CASTLEBERRY, SECRETARY AND DIRECTOR

DATE: April 17, 2006	BY: /s/ Charles E. Lowe
CHARLES E. LOWE, DIRECTOR