Form 10QSB
period 2006-03-31
Mosaic Nutraceuticals Corp.
filed 2006-05-16
CIK 1332832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:  March 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ___________ to ___________

                Commission file number:  0-51434

MOSAIC NUTRACEUTICALS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0462298
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4100 Spring Valley Road, Suite 200, Dallas, Texas 75244
(Address of principal executive offices)

(214) 866-0045
(Issuer’s telephone number)

_________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,209,029 shares of Common Stock, par value $.001 per share, issued and outstanding on May 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)

FINANCIAL REPORTS
(UNAUDITED)

MARCH 31, 2006
DECEMBER 31, 2005

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$67	$143
Accounts receivable	--	1,003
Other receivable	101,964	101,964
Inventory	113,870	91,257
Prepaid expenses	110,405	160,485
Total current assets	$326,306	$354,852

OTHER ASSETS
Deposits	$2,889	$2,889
Fixed assets, net	33,039	34,628
Intangible assets, net	19,000	20,500

Total assets	$381,234	$412,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,412	$116,383
Officer payable	7,500	--
Customer Deposit	4,000	4,000
Notes payable	19,876	19,876
Total current liabilities	$185,788	$140,259

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized
5,000,000 shares; no shares issued and outstanding
Common stock: $0.001 par value;
authorized 100,000,000 shares; issued and
outstanding: 55,209,029 March 31, 2006,
54,653,242 and December 31, 2005:	$55,209	$54,653
Additional paid in capital	2,215,372	2,047,928
Accumulated deficit during development stage	(2,075,135)	(1,829,971)

Total stockholders’ equity	$195,446	$272,610

Total liabilities and
stockholders’ equity	$381,234	$412,869

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Aug. 8, 1990
	Three months ended		(inception) to
	March 31,		March 31,
	2006	2005	2006
	(Unaudited)		(Unaudited)

Revenues	$6,063	$221	$16,110

Cost of revenue	2,984	--	5,916

Gross profit	$3,079	$221	$10,194

General, selling and
administrative expenses
Operating expenses	$244,734	$40,035	$2,009,945
Depreciation and amortization	3,089	1,500	16,635
Operating loss	$(244,744)	$(45,314)	$(2,016,386)

Nonoperating income (expense)	(420)	(398)	(2,673)

Net loss	$(245,164)	$(45,712)	$(2,019,059)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)

Weighted Average number
of shares of common stock
outstanding	55,005,390	50,271,097

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
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

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, December 31, 2004	50,244,800	$50,245	$486,927	$20,000	$(542,706)	$14,466

Issue subscribed stock	33,334	33	19,967	(20,000)		--
Stock subscribed	333,334	333	49,667			50,000
Stock subscribed in settlement of
accounts payable	119,520	120	17,809			17,929
Stock issued for services	1,852,557	1,853	1,005,647			1,007,500
Stock issued, net of acquisition fees	2,069,697	2,069	467,911			469,980
Net loss, December 31, 2005					(1,287,265)	(1,287,265)

Balance, December 31, 2005	54,653,242	$54,653	$2,047,928	$--	$(1,829,971)	$272,610

Stock issued	120,001	120	17,880			18,000
Stock issued for services	435,786	436	149,564			150,000
Net loss, March 31, 2006					(245,164)	(245,164)

Balance, March 31, 2006	55,209,029	$55,209	$2,215,372	$--	$(2,075,135)	$195,446

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Aug. 8, 1990
	Three months ended		(inception) to
	March 31,		March 31,
	2006	2005	2006
	(Unaudited)		(Unaudited)

Cash Flows From Operating Activities
Net loss	$(245,164)	$(45,712)	$(2,019,059)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	3,089	1,500	16,635
Stock based expenses	150,000	--	1,432,387
Stock based compensation	52,500	--	65,500
Interest expense paid by stock	--	--	300
Changes in assets and liabilities
Increase in accounts receivable	1,003	--	--
Increase in other receivable	--	--	(101,964)
Increase in inventory	(22,613)	(2,356)	(113,870)
Increase in prepaid expenses	(2,420)	(2,629)	(5,405)
Increase in deposits	--	--	(2,889)
Increase in customer deposits	--	--	4,000
Increase in accounts payable and
accrued liabilities	38,029	17,398	172,341
Net cash used in operating activities	$(25,576)	$(31,799)	$(522,024)

Cash Flows From Investing Activities
Purchase of fixed assets	$--	$--	$(38,674)
Purchase of intangible asset	--	--	(30,000)
Acquisitions, net of cash acquired	--	--	591
Net cash used in investing activities	$--	$--	$(68,083)

Cash Flows From Financing Activities
Issuance of common stock	$18,000	$50,000	$561,505
Proceeds from notes payable	--	--	49,876
Loan from officer	7,500	--	7,500
Contribution of capital	--	--	1,293
Net cash provided by financing activities	$25,500	$50,000	$620,174

Net increase in cash	$(76)	$18,201	$67
Cash, beginning of period	$143	$2,519	$--

Cash, end of period	$67	$20,720	$67

Supplemental Information and Non-monetary Transactions:
Interest paid	$--	$--	$757
Taxes paid	$--	$--	$--
Stock issued in settlement of accounts payable,
119,520 shares	$--	$17,929	$17,929
Warrants issued for distribution rights agreement	$--	$--	$432,387
Stock issued for advertising services, 1,838,343 shares	$150,000	$--	$1,000,000
Stock issued for debt 233,000 shares at $0.13	$--	$--	$30,300
Stock issued for directors fees 450,000 shares	$--	$--	$157,500

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Mosaic Nutraceuticals, Corp. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.    Going Concern

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

Note 3.      Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

Note 4.       Notes Payable

Notes payable consist of the following:	March 31,	December 31,
	2006	2005
Notes payable, at 8% interest, due
November 19, 2005	$10,000	$10,000
Notes payable, at 8% interest, due
September 7, 2005	9,876	9,876

Short term notes payable	$19,876	$19,876

Notes are past due. Note holder has not demanded payment as of report date. Accrued interest on notes payable is $1,594 and $1,196 as of March 31, 2006 and December 31, 2005, respectively.

Note 5.      Stockholders’ Equity

Common stock

The Company issued 435,786 shares for the final three installments of the marketing agreement with the Global Media Fund.

The Company issued 120,001 shares for $18,000 in cash to two sharesholders.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 6.         Commitments and Contingencies

Lease commitments

The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,889 with an expiration date through May 2010. The lease also required a lease deposit of $2,889.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2006	26,001
2007	34,668
2008	34,668
2009	34,668
2010 and thereafter	14,445
Total future minimum lease commitments	$104,004

Through March 31, 2006 and 2005, the Company had lease expense of $8,667 and $0, respectively.

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

Plan of Operation

During the next twelve months the Company plans to produce and sell supplements and OTC drug products and other non-chew supplements produced by third party manufacturers that are being produced for the Company.  Additionally, the Company intends to make arrangements with at least one supplement chew manufacturer to produce the VitalHealth soft chew products, and if necessary due to demand, will attempt to make similar arrangements with a secondary manufacturer as a backup. Currently, the Company has an inventory of chew products that it is selling through the Company website. All chew products are available except Premium Calcium and Multi-vitamin chews.

As discussed in the Legal Proceedings section the company has run into difficulties with manufacturers regarding production of its soft chew product line. The Company intends to remedy such problems by making arrangements with a new third party manufacturer that has successfully completed samples of the most difficult chew formulations. Though production costs have been discussed and agreed to in principle, no substantive agreements have been reached with any third party manufacturer. In the event that arrangements are made with the new third party manufacturer, the Company must still complete the balance of the products, review packaging and produce samples in final form prior to pursuing retail contracts for its products.

The Company obtained a media credit for one million dollars ($1,000,000) in prepaid advertising and used the advertising to generate interest and traffic to the Mosaic website. The print ads started in August 2005 and radio ads started in July 2005. The ads obtained through the media credit ran in at least 25 newspapers each month for six months. The final advertisements ran in May 2006 and the prepaid advertising credit has now been exhausted. Management does not anticipate running any additional advertisements until the Company has retained a manufacturer and resolved all issues relating to production of chew products.

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

The Company is also pursuing purchase orders from retailers and export accounts to generate revenue necessary to sustain operations. However, such efforts have been stalled by the Company’s need to find a new third party manufacturer capable of filling such orders. In November we received the first purchase order under our International Distributor Agreement with AHB Trading Limited, S.A., our distributor in Mexico, Central America and South America. However, the Company is unable to fill the order until it has made suitable arrangements for production of the products with a new third party manufacturer.  Once we conclude negotiations with a new manufacturer for production of our chew product line we expect to be able to fill new purchase orders as they are received under the International Distributor Agreement with AHB Trading Limited, S.A.

Though the Company believes it will eventually be able to generate purchase orders and internet sales sufficient to sustain operations, it will be forced to pursue loans, capital infusions from private sale of common stock, deferment of compensation to certain officers, or some combination thereof until such time. There can be no assurance that the Company will be successful in obtaining loans, equity financing upon favorable terms or deferments of compensation. The Company also anticipates potentially funding additional advertising with Global Media Fund through exchange of its restricted common stock for additional media credit once it concludes negotiations with a new chew product manufacturer.

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

Item 3. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on May 15, 2006, our President and Chief Executive Officer, Charles Townsend (the “CEO”) acting as both our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and concluded that, as of March 31, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these procedures. The CEO determined that our disclosure controls and procedures are effective.

There have been no material changes during the first quarter of 2006 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 6, 2006 Mosaic filed a breach of contract lawsuit against Primrose Candy Co. (“Primrose”) and LifeSmart Nutrition, Inc. (“LifeSmart”). The matter is currently pending in the 193rd Judicial District Court of Dallas County, Texas and styled Mosaic Neutraceuticals Corp v. LifeSmart Nutrition, Inc. and Primrose Candy Co., Cause No. DC-06-00163. On or about May 19, 2005, Charles Townsend (“Townsend”), President of Mosaic, entered into an agreement with defendants LifeSmart and Primrose for the manufacture, production and delivery of certain Multi-vitamins, Vitamin C and Calcium products (the “Products”) according to pre-approved specifications. Based on the promises of Defendants to deliver the Products to Mosaic conforming to the required specifications and on the agreed upon delivery date, Mosaic wired $132,000.00 to Defendants. Defendants acknowledged receipt of the $132,000.00, however, Defendants failed to deliver the Products as promised. Defendants’ failure to deliver the Products has caused Mosaic a monetary loss including lost revenues from the sale of the Products, which Mosaic had arranged to deliver to its customers. Mosaic is seeking actual and compensatory damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following discussion outlines all securities sold by us for cash or services rendered during the first quarter of 2006. All of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) and/or Regulation D under the Securities Act to a limited number of persons and without a view toward distribution.

On April 8, 2005 the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund, LLC. The MOU provides for issuance of restricted common stock to Global Media Fund, LLC valued at $500,000, to be issued in ten (10) consecutive monthly installments, beginning on June 30, 2005. Each of the ten installments were to be the number of shares of common stock equaling a “market value” of $50,000 determined as of the month of the installment. “Market value” was to be calculated as 90% of the average closing price of the common stock for tens days immediately preceding the stock issuance date. On January 15, 2006, the Company issued 119,474 shares of restricted stock to Global Media Fund, LLC valued at $50,000 representing the eighth of ten payments due pursuant to the terms of the MOU.

On February 12, 2006, the Board of Directors authorized sale of 113,334 shares of restricted common stock at a price of $0.15 per share for total cash proceeds in the amount of $17,000 to Mtn. West Equities.

On February 12, 2006, the Board of Directors authorized sale of 6,667 shares of restricted common stock at a price of $0.15 per share for total cash proceeds in the amount of $1,000 to Rick Romero.

On March 18, 2006, the Company issued 168,862 shares of restricted stock to Global Media Fund, LLC valued at $50,000 representing the ninth of ten payments due pursuant to the terms of its MOU dated April 8, 2005.

On March 18, 2006, the Company issued 147,450 shares of restricted stock to Global Media Fund, LLC valued at $50,000 representing the tenth and final payment due pursuant to the terms of its MOU dated April 8, 2005.

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

3.4	Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations filed February 15, 2005*

3.5	By-laws of ePublishedbooks.com dated as of March 14, 2000*

3.6	Amended and Restated Bylaws of Mosaic Nutraceuticals Corp. effective as of September 23, 2005**

10.1	Memorandum of Understanding (“MOU”) with Global Media Fund, LLC (“GMF”), dated April 8, 2005*

10.2	Media Due Bill in the amount of One Million Dollars ($1,000,000) dated April 8, 2005*

10.3	International Distributor Agreement with AHB Trading Limited, S.A. dated September 13, 2004*

10.4	Munning Trading Co. exclusive marketing rights letter agreement dated October 6, 2004*

10.5	International Marketing Agreement with C & H Marketing, Inc. dated July 12, 2004*

10.6	Service Agreement with BJC Marketing dated June 23, 2005*

10.7	Office Lease Agreement between PHL-OPCO, LP, as Landlord and Mosaic Nutraceuticals Corp., as Tenant*

10.8	Correspondence dated February 21, 2005 to Munning Trading Co. regarding product pricing***

31.1	Certification of Principal Executive Officer****

31.2	Certification of Principal Financial Officer****

32	Certification pursuant to 18 U.S.C. Section 1350****

*	Incorporated by reference to the corresponding exhibits filed with Mosaic’s Form 10-SB filed on July 13, 2005
**	Incorporated herein by reference to the Company’s Form 8-K filed on November 3, 2005
***	Incorporated by reference to the corresponding exhibits filed with Mosaic’s Form 10-SB Amendment No. 2 filed on December 29, 2005
****	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 15, 2006	MOSAIC NUTRACEUTICALS CORP.
(Registrant)

BY:/s/ Charles Townsend
CHARLES TOWNSEND
PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
PRINCIPAL FINANCIAL OFFICER