Form 10QSB
period 2006-06-30
Mosaic Nutraceuticals Corp.
filed 2006-08-17
CIK 1332832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2006

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

(214) 866-0045
(Issuer’s telephone number)

___________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,209,029 shares of Common Stock, par value $.001 per share, issued and outstanding on July 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)

FINANCIAL REPORTS
(UNAUDITED)

JUNE 30, 2006
DECEMBER 31, 2005

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-6

Notes to Financial Statements	F- 7 - F -9

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mosaic Nutraceuticals, Corp.
Dallas, Texas

We have reviewed the accompanying statement of financial position of Mosaic Nutraceuticals, Corp. (the “Company”) as of June 30, 2006, and the related statements of operations shareholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Kyle L. Tingle, CPA, LLC

August 14, 2006
Las Vegas, Nevada

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
BALANCE SHEETS
See Report of Independent Registered Accounting Firm

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$159	$143
Accounts receivable	--	1,003
Other receivable	101,963	101,964
Inventory	113,759	91,257
Prepaid expenses	105,000	160,485
Total current assets	$320,881	$354,852

OTHER ASSETS
Deposits	$2,889	$2,889
Fixed assets, net	31,450	34,628
Intangible assets, net	17,500	20,500

Total assets	$372,720	$412,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$464	$--
Accounts payable and accrued expenses	191,094	116,383
Accrued officer compensation and taxes	73,262	--
Officer payable	7,500	--
Customer Deposit	4,000	4,000
Notes payable	19,876	19,876
Total current liabilities	$296,196	$140,259

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized
5,000,000 shares; no shares issued and outstanding
Common stock: $0.001 par value;
authorized 100,000,000 shares; issued and
outstanding: 55,209,029 June 30, 2006,
54,653,242 and December 31, 2005:	$55,209	$54,653
Additional paid in capital	2,215,372	2,047,928
Accumulated deficit during development stage	(2,194,057)	(1,829,971)

Total stockholders’ equity	$76,524	$272,610

Total liabilities and
stockholders’ equity	$372,270	$412,869

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
See Report of Independent Registered Accounting Firm

					Aug 8, 1990
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006
	(unaudited)		(unaudited)		(unaudited)

Revenues	$385	$481	$6,448	$702	$16,495

Cost of revenue	63	121	3,048	121	5,979

Gross profit	$322	$360	$3,400	$581	$10,516

General, selling and
administrative expenses
Operating expenses	$115,749	$164,902	$360,483	$208,938	$2,125,695
Depreciation and amortization	3,090	2,395	6,179	3,895	19,724
Operating loss	(118,517)	$(166,937)	$(363,262)	$(212,252)	$(2,134,903)

Nonoperating income (expense)	(404)	(410)	(824)	(808)	(3,077)

Net loss	$(118,921)	$(167,347)	$(364,086)	$(213,060)	$(2,137,980)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average number
of shares of common stock
outstanding	55,209,029	52,756,892	55,107,772	51,520,861

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Issuance of Common Stock,
August 8, 1990	562,500	$563	$1,937	$0	$0	$2,500
Balance, December 31, 1990	562,500	$563	$1,937	$0	$0	$2,500
Balance, December 31, 1991	562,500	$563	$1,937		$0	$2,500
Net loss, December 31, 1992					(2,500)	(2,500)
Balance, December 31, 1992	562,500	$563	$1,937	$0	$(2,500)	$0
Balance, December 31, 1993	562,500	$563	$1,937	$0	$(2,500)	$0
Balance, December 31, 1994	562,500	$563	$1,937	$0	$(2,500)	$0
July 20, 1995, changed from no
par value to $.001
July 21, 1995, forward stock 900:1
Balance, December 31, 1995	562,500	$563	$1,937	$0	$(2,500)	$0
February 1, 1996, reverse split 1:100
Issuance of Common Stock for
Services February 22, 1996	16,500,000	16,500	(1,937)		(13,563	1,000
Net loss, December 31, 1996					(1,000)	(1,000)
Balance, December 31, 1996	17,062,500	$17,063	$0	$0	$(17,063)	$0
Balance, December 31, 1997	17,062,500	$17,063	$0	$0	$(17,063)	$0
Balance, December 31, 1998	17,062,500	$17,063	$0	$0	$(17,063)	$0
Balance, December 31, 1999	17,062,500	$17,063	$0	$0	$(17,063)	$0
Contributed Capital					1,025	1,025
Net loss, December 31, 2000					(1,025)	(1,025)
Balance, December 31, 2000	17,062,500	$17,063	$1,025	$0	$(17,063)	$0
Issuance of common stock; April 19,
2001, at $0.001708 per share	6,250,000	6,250			(5,823)	427
Issuance of common stock; June 21,
2001, at $0.001708 per share	8,750,000	8,750			(8,152)	598
Net loss, December 31, 2001					(1,025)	(1,025)
Balance, December 31, 2001	32,062,500	$32,063	$0	$0	$(32,063)	$0
Balance, December 31, 2002	32,062,500	$32,063	$0	$0	$(32,063)	$0
Balance, December 31, 2003	32,062,500	$32,063	$0	$0	$(32,063)	$0
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

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, December 31, 2004	50,244,800	$50,245	$486,927	$20,000	$(542,706)	$14,466

Issue subscribed stock	33,334	33	19,967	(20,000)		--
Stock subscribed	333,334	333	49,667			50,000
Stock subscribed in settlement of
accounts payable	119,520	120	17,809			17,929
Stock issued for services	1,852,557	1,853	1,005,647			1,007,500
Stock issued, net of acquisition fees	2,069,697	2,069	467,911			469,980
Net loss, December 31, 2005					(1,287,265)	(1,287,265)

Balance, December 31, 2005	54,653,242	$54,653	$2,047,928	$--	$(1,829,971)	$272,610

Stock issued	120,001	120	17,880			18,000
Stock issued for services	435,786	436	149,564			150,000
Net loss, June 30, 2006					(364,086)	(364,086)

Balance, June 30, 2006	55,209,029	$55,209	$2,215,372	$--	$(2,194,057)	$76,524

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
See Report of Independent Registered Accounting Firm

			Aug. 8, 1990
	Six Months Ended		(inception) to
	June 30,		June 30,
	2006	2005	2006
	(unaudited)		(unaudited)

Cash Flows From Operating Activities
Net loss	$(364,086)	$(213,060)	$(2,137,980)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	6,179	3,895	19,724
Stock based expenses	150,000	--	1,432,387
Stock based compensation	52,500	--	65,500
Interest expense paid by stock	--	--	300
Changes in assets and liabilities
Decrease in accounts receivables	1,003	--	--
(Increase) in other receivables	--	--	(101,963)
(Increase) in inventory	(22,502)	(164,890)	(113,759)
(Increase) decrease in prepaid expenses	2,985	(10,937)	--
Increase in deposits	--	(2,889)	(2,889)
Increase in customer deposits	--	--	4,000
Increase in accounts payable and accrued liabilities	147,973	46,489	282,284
Net cash used in operating activities	$(25,948)	$(341,392)	$(552,396)

Cash Flows From Investing Activities
Purchase of fixed assets	$--	$(36,201)	$(38,674)
Purchase of intangible asset	--	--	(30,000)
Acquisitions, net of cash acquired	--	--	591
Net cash used in investing activities	$--	$(36,201)	(68,083)

Cash Flows From Financing Activities
Increase in outstanding checks in excess of bank balance	$464	$--	$464
Issuance of common stock	18,000	500,000	561,505
Proceeds from notes payable	--	--	49,876
Loan from officer	7,500	--	7,500
Contribution of capital	--	--	1,293
Net cash provided by financing activities	$25,964	$500,000	$620,638

Net increase in cash	$16	$122,407	$159
Cash, beginning of period	$143	$2,519	$--
Cash, end of period	$159	$124,926	$159

Supplemental Information and Non-monetary Transactions:

Interest paid	$6	$742	$763
Taxes paid	$--	$--	$--
Stock issued in settlement of accounts payable, 119,520 shares	$--	$17,928	$17,929
Stock issued for advertising services, 1,000,000 shares at $0.50	$150,000	$500,000	$1,000,000
Warrants issued for distribution services	$--	$--	$432,387
Stock issued for debt 233,000 shares at $0.13	$--	$--	$30,300
Stock issued for directors fees 450,000 shares	$--	$--	$157,500

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2.  Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. Currently, the Company does not have significant operations, nor does it have sufficient operations to cover its operating costs and raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or a significant increase in revenues in order to continue with its business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock or increase sales in order to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the Company.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Note 4.  Notes Payable

Notes payable consist of the following:	June 30, 2006	December 31, 2005
Notes payable, at 8% interest, due November 19, 2005	$10,000	$10,000
Notes payable, at 8% interest, due September 7, 2005	9,876	9,876
Short term notes payable	$19,876	$19,876

Notes are past due. Note holder has not demanded payment as of report date. Accrued interest on notes payable is $1,991 and $1,196 as of June 30, 2006 and December 31, 2005, respectively.

Note 5.  Stockholders’ Equity

Common stock

The Company issued 435,786 shares for the final three installments of the marketing agreement with the Global Media Fund.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

The Company issued 120,001 shares for $18,000 in cash to two shareholders.

Note 6.  Commitments and Contingencies

Lease commitments

The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,889 with an expiration date through May 2010. The lease also required a lease deposit of $2,889.

Minimum future lease obligations for the five years immediately following the balance sheet date are as follows:

2006	17,334
2007	34,668
2008	34,668
2009	34,668
2010 and thereafter	14,445
Total future minimum lease commitments	$135,783

For the three months ended June 30, 2006 and 2005, the Company had rent expense of $8,667 and $2,889 respectively, and for the six months ended June 30, 2006 and 2005, the Company had rent expense of 17,334 and $2,889, respectively.

Litigation

On January 6, 2006, the Company commenced a civil action against the previous manufacturer of its products. The Company prepaid $132,000 in April 2005 for the production of inventory. Shipments of $42,981 were received, with approximately $13,000 not meeting specified tolerances. The Company recorded a receivable of $101,963 for the recovery of the prepaid funds for undelivered product and the damaged product. The lawsuit is at an early stage and there have been no settlement discussions to date. Management believes it will receive full recovery of the receivable and no allowance has been recorded.

Note 7.  Related party transactions

An officer and director of the company loaned $7,500 to the Company for operating expenses. There are no definite repayment terms or accruing interest on the advance. Also, due to cash flow constraints, the salaries for officers have been accrued, not paid. As of June 30, 2006, the Company accrued $67,500 in salary and $5,762 in associated payroll taxes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

During the next twelve months the Company plans to produce and sell chew supplements and OTC drug products and other non-chew supplements produced by third party manufacturers for the Company. Additionally, the Company intends to make arrangements with at least one supplement chew manufacturer to produce the VitalHealth soft chew products, and if necessary due to demand, will attempt to make similar arrangements with a secondary manufacturer as a backup. Currently, the Company has an inventory of chew products that it is selling through the Company website. All chew products are available except Premium Calcium and Multi-vitamin chews.

The Company has experienced difficulties with former manufacturers regarding production of its soft chew product line. The Company intends to remedy such problems by making arrangements with a new third party manufacturer that has successfully completed samples of the most difficult chew formulations. Though production costs have been discussed and agreed to in principal, no substantive agreements have been reached with any new third party manufacturer. The Company believes it will not be able to finalize an agreement with any new potential third party manufacturer until such time as it has obtained financing to build its inventory. In the event that arrangements are made with a new third party manufacturer, the Company must still complete development of the balance of the products, review packaging and produce samples in final form prior to pursuing retail contracts for its products.

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

The Company has taken measures to reduce the amount needed to sustain operations. Such efforts include sale of some of our office furniture, and negotiations with the landlord to potentially move to smaller more affordable office space. As such, we anticipate that the Company will require approximately $64,500 to sustain operations through June 2007. The foregoing estimate takes into consideration estimated costs relating to anticipated rent, phone services, payroll, legal services, accounting services, insurance, marketing and other miscellaneous expenses. The foregoing amount does not take into consideration amounts necessary to build product inventory for sale. The Company intends to use any available funding in excess of the $64,500 needed to sustain operations to build its product inventory.

Though Mosaic has sold products via its website, internet traffic to the Mosaic website has not generated and is not currently expected to generate the revenue necessary to sustain the operations of the Company through June 2007.

The Company is also pursuing purchase orders from retailers and export accounts to generate revenue necessary to sustain operations. However, such efforts were hindered by the Company’s need to find a new third party manufacturer capable of filling such orders. Once we obtain financing to build our inventory we believe we will be able to conclude negotiations with a new manufacturer for production of our chew product line and we expect to be able to fill new purchase orders as they are received.

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

Item 3. Controls and Procedures

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on August 3, 2006, our President and Chief Executive Officer, Charles Townsend (the “CEO”) acting as both our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and concluded that, as of March 31, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these procedures. The CEO determined that our disclosure controls and procedures are effective.

There have been no material changes during the second quarter of 2006 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

During the second quarter of 2006, we did not become a party to any new material legal proceedings, nor are we aware of any new legal proceedings being contemplated against us by any governmental authority. Furthermore, we are not aware of any other legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

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

DATE: August 16, 2006                                                     MOSAIC NUTRACEUTICALS CORP.
                                                                                                                      (Registrant)

BY:/s/  Charles Townsend
             CHARLES TOWNSEND
             PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
             PRINCIPAL FINANCIAL OFFICER