Form 10QSB
period 2006-09-30
Mosaic Nutraceuticals Corp.
filed 2006-11-15
CIK 1332832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number:   000-51434

MOSAIC NUTRACEUTICALS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0462298
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1502 San Antone, Lewisville, Texas  75077
(Address of principal executive offices)

(214) 866-0045
(Issuer’s telephone number)

4100 Spring Valley Road, Suite 200, Dallas, Texas  75244
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,209,029 shares of Common Stock, par value $.001 per share, issued and outstanding on September 30, 2006.

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)

FINANCIAL REPORTS
(UNAUDITED)

SEPTEMBER 30, 2006
DECEMBER 31, 2005

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F- 6 - F -9

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mosaic Nutraceuticals, Corp.
Dallas, Texas

We have reviewed the accompanying statement of financial position of Mosaic Nutraceuticals, Corp. (the “Company”) as of September 30, 2006, and the related statements of operations shareholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Kyle L. Tingle, CPA, LLC

November 14, 2006
Las Vegas, Nevada

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
BALANCE SHEETS
See Report of Independent Registered Accounting Firm

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,880	$143
Accounts receivable	--	1,003
Other receivable	101,963	101,964
Inventory	113,759	91,257
Prepaid expenses	105,000	160,485
Total current assets	$320,881	$354,852

OTHER ASSETS
Deposits	$--	$2,889
Fixed assets, net	10,243	34,628
Intangible assets, net	16,000	20,500

Total assets	$349,845	$412,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,675	$116,383
Accrued officer compensation and taxes	145,327	--
Officer payable	8,500	--
Customer Deposit	4,000	4,000
Notes payable	19,876	19,876
Total current liabilities	$394,378	$140,259

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; authorized
5,000,000 shares; no shares issued and outstanding
Common stock: $0.001 par value;
authorized 100,000,000 shares; issued and
outstanding: 55,209,029 September 30, 2006,
54,653,242 and December 31, 2005:	$55,209	$54,653
Additional paid in capital	2,215,372	2,047,928
Accumulated deficit during development stage	(2,315,114)	(1,829,971)

Total stockholders’ equity (deficit)	$(44,533)	$272,610

Total liabilities and
stockholders’ equity (deficit)	$349,845	$412,869

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
See Report of Independent Registered Accounting Firm

					Aug 8, 1990
	Three months ended		Nine months ended		(inception) to
	September30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	(unaudited)		(unaudited)		(unaudited)

Revenues	$--	$5,290	$6,448	$5,992	$16,495

Cost of revenue	--	1,608	3,048	1,729	5,979

Gross profit	$--	$2,682	$3,400	$4,263	$10,516

General, selling and
administrative expenses
Operating expenses	$113,553	$764,523	$474,036	$1.023.461	$2,239,248
Depreciation and amortization	2,213	3,061	8,392	6.956	21,937
Operating loss	(115,766)	$(763,902)	$(479,028)	$(1,026,154)	$(2,250,669)

Nonoperating income (expense)
Interest expense	$(398)	$(400)	$(1,222)	$(1,208)	$(3,475)
Loss on sale of assets	(4,893)	--	(4,893)	--	(4,893)

Net loss	$(121,057)	$(764,302)	$(485,143)	$(213,060)	$(2,259,037)

Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average number
of shares of common stock
outstanding	55,209,029	53,299,935	55,141,895	52,301,417

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
See Report of Independent Registered Accounting Firm

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

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Common	(Deficit) During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, December 31, 2004	50,244,800	$50,245	$486,927	$20,000	$(542,706)	$14,466

Issue subscribed stock	33,334	33	19,967	(20,000)		--
Stock subscribed	333,334	333	49,667			50,000
Stock subscribed in settlement of
accounts payable	119,520	120	17,809			17,929
Stock issued for services	1,852,557	1,853	1,005,647			1,007,500
Stock issued, net of acquisition fees	2,069,697	2,069	467,911			469,980
Net loss, December 31, 2005					(1,287,265)	(1,287,265)

Balance, December 31, 2005	54,653,242	$54,653	$2,047,928	$--	$(1,829,971)	$272,610

Stock issued	120,001	120	17,880			18,000
Stock issued for services	435,786	436	149,564			150,000
Net loss, September 30, 2006					(485,143)	(485,143)

Balance, September 30, 2006	55,209,029	$55,209	$2,215,372	$--	$(2,315,114)	$(44,533)

See Accompanying Notes to Financial Statements.

MOSAIC NUTRACEUTICALS, CORP.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
See Report of Independent Registered Accounting Firm

			Aug. 8, 1990
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2006	2005	2006
	(unaudited)		(unaudited)

Cash Flows From Operating Activities
Net loss	$(485,143)	$(1,027,362)	$(2,259,037)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	8,392	6,956	21,937
Loss on Disposition of assets	4,893	--	4,893
Stock based expenses	150,000	700,000	1,432,387
Stock based compensation	52,500	--	65,500
Interest expense paid by stock	--	--	300
Changes in assets and liabilities
Decrease in accounts receivables	1,003	--	--
(Increase) in other receivables	--	--	(101,963)
(Increase) in inventory	(22,502)	(143,947)	(113,759)
(Increase) decrease in prepaid expenses	2,985	(128,417)	--
(Increase) decrease in deposits	2,889	(2,889)	--
Increase in customer deposits	--	--	4,000
Increase in accounts payable and accrued liabilities	245,620	88,795	379,931
Net cash used in operating activities	$(39,363)	$(506,864)	$(565,811)

Cash Flows From Investing Activities
Purchase of fixed assets	$--	$(38,674)	$(38,674)
Purchase of intangible asset	--	--	(30,000)
Proceeds from sale of assets	15,600	--	15,600
Acquisitions, net of cash acquired	--	--	591
Net cash used in investing activities	$15,600	$(38,674)	(52,483)

Cash Flows From Financing Activities
Issuance of common stock	$18,000	$550,000	$561,505
Proceeds from notes payable	--	--	49,876
Loan from officer	8,500	--	8,500
Contribution of capital	--	--	1,293
Net cash provided by financing activities	$26,500	$550,000	$621,174

Net increase in cash	$2,737	$4,462	$2,880
Cash, beginning of period	$143	$2,519	$--
Cash, end of period	$2,880	$6,981	$2,880

Supplemental Information and Non-monetary Transactions:

Interest paid	$6	$742	$763
Taxes paid	$--	$--	$--
Stock issued in settlement of accounts payable, 119,520 shares	$--	$17,929	$17,929
Stock issued for advertising services, 1,000,000 shares at $0.50	$150,000	$700,000	$1,000,000
Warrants issued for distribution services	$--	$--	$432,387
Stock issued for debt 233,000 shares at $0.13	$--	$--	$30,300
Stock issued for directors fees 450,000 shares	$--	$157,500	$157,500

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

Note 4.  Notes Payable

Notes payable consist of the following:	September 30, 2006	December 31, 2005
Notes payable, at 8% interest, due November 19, 2005	$10,000	$10,000
Notes payable, at 8% interest, due September 7, 2005	9,876	9,876
Short term notes payable	$19,876	$19,876

Notes are past due. Note holder has not demanded payment as of report date. Accrued interest on notes payable is $2,389 and $1,196 as of September 30, 2006 and December 31, 2005, respectively.

Note 5.  Stockholders’ Equity

Common stock

The Company issued 435,786 shares for the final three installments of the marketing agreement with the Global Media Fund.

MOSAIC NUTRACEUTICALS, CORP.
(FKA MOSAIC NUTRICEUTICALS, CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

The Company issued 120,001 shares for $18,000 in cash to two shareholders.

Note 3.  Commitments and Contingencies

Lease commitments

The Company is engaged in a non-cancelable operating lease for a sales office. Under the term of the lease agreement, the Company is obligated to make minimum monthly payments of $2,889 with an expiration date through May 2010. The lease also required a lease deposit of $2,889. In July 2006, the Company terminated the lease for the office space. The lease deposit was forfeited and the landlord provided a release from the remaining terms of the lease. No additional future lease obligations are required of the Company.

For the three months ended September 30, 2006 and 2005, the Company had rent expense of $0 and $8,667, respectively, and for the nine months ended September 30, 2006 and 2005, the Company had rent expense of $17,334 and $11,556, respectively.

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

Note 4.   Related party transactions

An officer and director of the company loaned $8,500 to the Company for operating expenses. There are no definite repayment terms or accruing interest on the advance. There are no definite repayment terms or accruing interest on the advance. Also, due to cash flow constraints, the salaries for officers have been accrued, not paid. As of September 30, 2006, the Company accrued $135,000 in salary and $10,327 in associated payroll taxes.

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

Item 3. Controls and Procedures

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on August 3, 2006, our President and Chief Executive Officer, Charles Townsend (the “CEO”) acting as both our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and concluded that, as of September 30, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these procedures. The CEO determined that our disclosure controls and procedures are effective.

There have been no material changes during the second quarter of 2006 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2006, we did not become a party to any new material legal proceedings, nor are we aware of any new legal proceedings being contemplated against us by any governmental authority. Furthermore, we are not aware of any other legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.

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

DATE:  November 14, 2006                                                     MOSAIC NUTRACEUTICALS CORP.
                                                                                                                      (Registrant)

BY:/s/  Charles Townsend
             CHARLES TOWNSEND
             PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
             PRINCIPAL FINANCIAL OFFICER